Form 10-Q
period 1999-07-31
TD WATERHOUSE GROUP INC
filed 1999-09-14
CIK 1085095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1999

TD Waterhouse Group, Inc.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	1-9700 (Commission File Number)	13-4056516 (I.R.S. Employer Identification No.)

100 Wall Street, New York, NY 10005

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (212) 806-3500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X  No

Number of shares outstanding of each of the registrant’s classes of Common Stock at September 13, 1999.

Common Stock, $.01 Par Value               376,419,200 shares.

TD WATERHOUSE GROUP, INC.

FORM 10-Q QUARTERLY REPORT

For the Quarter Ended July 31, 1999

Table of Contents

Page

Part I. Financial Information:
Item 1. Financial Statements

Consolidated Statements of Income	3

Consolidated Statements of Financial Condition	4

Consolidated Statements of Cash Flows	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Results of
Operations and Financial Condition	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	21

Part II. Other Information:

Item 2. Changes in Securities and Use of Proceeds	21

Signatures	23

Forward-Looking Statements:

      In addition to historical information, this interim report contains forward-looking statements that reflect management’s expectations. These statements relate to, among other things, Company contingencies, strategy, sources of liquidity, capital expenditures, and the Year 2000 project. Achievement of the expressed expectations is subject to certain risks and uncertainties that could cause actual results to differ materially from those expectations. See “Forward-Looking Statements” in Management’s Discussion and Analysis of Results of Operations and Financial Condition in this interim report for a discussion of important factors that may cause such differences.

Part I.

Item 1.  Financial Statements

TD WATERHOUSE GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,

	1999	1998	1999	1998

Revenues

Commissions and fees	$155,455	$105,634	$484,133	$297,746

Mutual fund and related revenue	25,722	16,790	69,317	40,176

Net interest revenue	51,668	33,004	124,983	85,672

Other	10,109	7,501	28,554	21,246

Total revenues	242,954	162,929	706,987	444,840

Expenses

Employee compensation and benefits	71,335	48,084	201,656	136,644

Execution and clearing costs	32,489	25,482	100,592	66,932

Occupancy and equipment	21,409	14,900	58,210	41,296

Advertising and marketing	14,642	8,351	38,698	24,170

Communications	9,971	8,971	32,687	22,887

Amortization of goodwill	9,290	8,534	27,853	23,897

Professional fees	6,422	4,305	16,670	11,499

Other	28,383	17,193	88,594	44,118

Total expenses	193,941	135,820	564,960	371,443

Income before income taxes	49,013	27,109	142,027	73,397

Income tax provision	22,621	14,194	65,606	39,148

Net income	$26,392	$12,915	$76,421	$34,249

Basic and diluted earnings per share	$0.08	$0.04	$0.23	$0.10

Weighted average shares outstanding — basic and diluted	351,113	333,000	339,104	333,000

The accompanying notes are an integral part of these consolidated financial statements.

TD WATERHOUSE GROUP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except per share amounts)
(Unaudited)

	July 31, 1999	October 31, 1998

Assets

Cash and cash equivalents	$737,485	$522,029

Securities owned, at market value	212,876	76,279

Receivable from brokers and dealers	162,875	71,717

Receivable from customers	5,633,078	2,556,182

Deposits paid for securities borrowed	784,606	232,685

Receivable from affiliates	145,169	82,038

Deposits with clearing organizations	52,660	15,914

Fixed assets, net of accumulated depreciation	53,062	27,604

Goodwill, net of accumulated amortization	647,420	672,516

Other assets	62,904	41,772

Total assets	$8,492,135	$4,298,736

Liabilities and Equity

Liabilities

Bank loans and overdrafts	$351,236	$31,183

Deposits received for securities loaned	3,636,236	1,033,964

Securities sold, not yet purchased	4,062	4,987

Payable to brokers and dealers	179,064	152,865

Payable to customers	2,085,015	1,947,430

Payable to affiliates	99,013	36,181

Accrued compensation, taxes payable and other liabilities	221,452	96,991

Total liabilities	6,576,078	3,303,601

Commitments and contingent liabilities (Note 3)

Stockholders’ Equity

Historical combined equity	—	994,452

Common stock, $.01 par value: 700 million shares authorized, 376,419,200 shares issued and outstanding	3,764	—

Preferred stock, $.01 par value: 100 million shares authorized, one share issued and outstanding	—	—

Preferred stock of subsidiaries, $23,700 par value: 100,000 shares authorized, 5 shares issued and outstanding	119	—

Additional paid-in capital	1,901,475	—

Retained earnings	10,517	—

Accumulated other comprehensive income	182	683

Total stockholders’ equity	1,916,057	995,135

Total liabilities and stockholders’ equity	$8,492,135	$4,298,736

The accompanying notes are an integral part of these consolidated financial statements.

TD WATERHOUSE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(Unaudited)

	Nine Months Ended
	July 31,

	1999	1998

Cash flows from operating activities:

Net income	$76,421	$34,249

Adjustments to reconcile net income to cash (used in)/provided by operating activities:

Depreciation and amortization	28,791	28,489

(Increases) decreases in operating assets:

Securities owned	(136,597)	(8,067)

Receivable from brokers and dealers	(91,158)	(5,796)

Receivable from customers	(3,076,896)	(1,272,007)

Deposits paid for securities borrowed	(551,921)	(541,203)

Receivable from affiliates	(63,131)	(11,970)

Deposits with clearing organizations	(36,746)	(10,484)

Other assets	(21,131)	(18,676)

Increases (decreases) in operating liabilities:

Bank loans and overdrafts	320,053	113,483

Deposits received for securities loaned	2,602,272	984,261

Securities sold, not yet purchased	(925)	(2,478)

Payable to brokers and dealers	26,199	24,383

Payable to customers	137,585	542,628

Payable to affiliates	62,832	35,138

Accrued compensation, taxes payable and other liabilities	124,461	198

Cash used in operating activities	(599,891)	(107,852)

Cash flows from investing activities:

Purchase of furniture, equipment and leasehold improvements	(29,153)	(11,515)

Acquisitions of businesses, net of assets acquired and liabilities assumed	(16,772)	(226,151)

Cash used in investing activities	(45,925)	(237,666)

Cash flows from financing activities:

Net proceeds from initial public offerings	986,077	—

Preferred share redemption	(236,881)	—

Debt repayment	(45,176)	—

Capital contribution from Parent	157,753	261,077

Cash provided by financing activities	861,773	261,077

Effect of exchange rate differences in cash and cash equivalents	(501)	791

Increase in cash and cash equivalents	215,456	(83,650)

Cash and cash equivalents, beginning of period	522,029	291,511

Cash and cash equivalents, end of period	$737,485	$207,861

Supplemental disclosures of cash flow information

Cash paid for interest	$124,687	$74,064

Cash paid for income taxes	$93,645	$43,896

The accompanying notes are an integral part of these consolidated financial statements.

TD WATERHOUSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)
(Unaudited)

1.  Organization and Description of the Business

      TD Waterhouse Group, Inc. (the “Company”), is a Delaware holding company, which through its operating subsidiaries is a leading provider of online financial services to investors in the United States, Canada, the United Kingdom, Australia and Hong Kong. The Company is 88.5% owned by the Toronto-Dominion Bank (“TD Bank”).

      The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, reflect all adjustments consisting only of those necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements as of October 31, 1998 included in the Company’s Registration Statement on Form S-1 (No. 333-77521) as filed with the SEC on June 23, 1999 (the “Registration Statement”).

2.  Reorganization and Initial Public Offerings

      In connection with the initial public offerings (the “Offerings”) of the Company’s common stock on June 23, 1999, TD Bank reorganized its worldwide discount brokerage operations so that they would be consolidated into the Company and its subsidiaries. This reorganization included the following steps:

•	Waterhouse Investor Services, Inc. (“WISI”), which prior to the reorganization served as the U.S. holding company for TD Bank’s U.S. discount brokerage operations, converted the shares of common stock it held in one of its wholly-owned registered broker-dealer subsidiaries into shares of new common stock and preferred stock. The preferred stock is redeemable at any time, in whole or in part, at the issuer’s option for an aggregate redemption price of $237 million, pays dividends semi-annually at a variable rate based on London interbank offered rates, and has no fixed maturity. In July, $236.9 million of the preferred stock was redeemed. WISI contributed all of the common stock of its registered broker-dealer subsidiaries as well as all of the common stock of certain of its other U.S. subsidiaries to the Company. A portion of the proceeds from the Offerings was used to fund the redemption of these shares of preferred stock. WISI retained the outstanding shares of preferred stock of the broker-dealer subsidiary.

•	TD Bank transferred its Canadian discount brokerage business and brokerage clearing business to the newly-formed Canadian subsidiary, TD Waterhouse Investor Services (Canada) Inc. (“TD Waterhouse Canada”). In exchange, the following were issued:

•	a series of 36 million exchangeable preference shares of the subsidiary, TD Waterhouse Canada; and

•	promissory notes of TD Waterhouse Canada totaling approximately $45 million.

A portion of the proceeds of the Offerings will be used to repay these promissory notes. The exchangeable preference shares are exchangeable at any time at TD Bank’s option for an equivalent number of shares of the Company’s common stock, and have dividend rights equal to the equivalent number of shares of the Company’s common stock. As part of the transfer, TD Waterhouse Canada assumed all past liabilities of these businesses and each of TD Bank and TD Waterhouse Canada indemnified the other and its relevant subsidiaries, and its respective directors, officers, agents and employees, against all past, present and future liabilities related to the transferred and retained businesses.

•	TD Bank issued one special voting preferred share of the Company. The special voting preferred share has voting rights equal to the number of shares of the Company’s common stock into which the exchangeable preference shares may be exchanged, and will be cancelled when the exchangeable preference shares are no longer outstanding.

•	TD Bank transferred ownership of its United Kingdom, Australia and Hong Kong discount broker subsidiaries to the Company in exchange for shares of the Company’s common stock and promissory notes totaling approximately $30 million. A portion of the proceeds of the Offerings will be used to repay these promissory notes.

•	The Company entered into a master services agreement with TD Bank pursuant to which certain services will be made available to it and it will make certain services available to TD Bank.

      In order to effect the third step described above, TD Bank entered into transfer and assumption agreements with TD Waterhouse Canada, which generally provided for the transfer of assets used exclusively in the transferred businesses. The assets were transferred to TD Waterhouse Canada immediately prior to the completion of the Offerings.

      The assets transferred consisted of all tangible assets, such as computers, equipment and furniture, which exclusively related to the transferred businesses. Accounts receivable, cash and cash equivalents of the transferred businesses were also transferred. All intellectual property owned by TD Bank or its non-transferred subsidiaries and used exclusively by the transferred businesses was transferred to TD Waterhouse Canada. The transferred businesses currently operate in premises leased from third parties or in space owned or leased by TD Bank. Pursuant to the master services agreement, TD Bank continues to make available to TD Waterhouse Canada shared space used by the transferred businesses.

      As a result of the reorganization, approximately 1,350 employees were transferred to the Company. TD Waterhouse Canada’s employees comprise all employees working in its local branches, customer service centers and back office activities. With the exception of certain support services provided by TD Bank employees, TD Waterhouse Canada’s employees perform all day-to-day compliance, technology and information systems management and human resources functions for TD Waterhouse Canada.

      The transfer and assumption agreements provided for TD Bank to transfer all of its right, title and interest in the assets. The transfer and assumption agreements provided for assumptions and indemnities designed to place sole legal and financial responsibility on TD Waterhouse Canada for all liabilities known or contingent relating to the transferred businesses, its past and present operations and the assets transferred or licensed to TD Waterhouse Canada. As a result, the liabilities assumed by TD Waterhouse Canada included all liabilities and obligations, actual or contingent, relating to the transferred businesses, such as accounts payable, contractual obligations and ongoing or presently unknown claims and suits. The transfer and assumption agreements contained indemnification provisions in connection with the conduct of TD Waterhouse Canada’s business after the transfer of the transferred businesses, misstatements or omissions in the offering prospectus with respect to the transferred businesses and the use of trademarks, trade names, logos and other indemnities. TD Bank similarly indemnified TD Waterhouse Canada in respect of its past, present and future businesses, other than the transferred businesses.

3.  Commitments and Contingent Liabilities

      In the normal course of conducting its securities business, the Company has been named as a defendant in certain lawsuits and legal actions. In the opinion of management, after consultation with outside legal counsel, the ultimate outcome of such matters will not have a material adverse effect on the financial condition or results of operations of the Company.

4.  Net Capital Requirements

      As registered broker-dealers and members of the New York Stock Exchange, the Company’s subsidiaries, Waterhouse Securities Inc. (“WSI”) and National Investor Services Corp. (“NISC”) are subject to the SEC’s Uniform Net Capital Rule which requires the maintenance of minimum net capital. At July 31,

1999 and October 31, 1998 WSI and NISC were both in compliance with their respective capital requirements and had net capital of $6,735 and $15,339, and $366,311 and $160,314, respectively, which was $3,259 and $13,299, and $267,646 and $118,269, respectively, in excess of their required net capital.

      TD Waterhouse Canada, as a member of the Investment Dealers Association of Canada (“IDA”) must meet the risk adjusted capital rules which require the maintenance of risk adjusted capital of Cdn. $250 (US $166 at July 31, 1999). Prior to the reorganization, TD Waterhouse Canada was not subject to the IDA risk adjusted capital rules and therefore did not maintain stand alone minimum risk adjusted capital. As of July 31, 1999, TD Waterhouse Canada was in compliance with such requirements.

      The Company’s remaining subsidiaries, TD Waterhouse Investor Services (UK) Limited, Greenline Holdings (Australia) Pty Limited, and TD Waterhouse Investor Services (Hong Kong) Inc. were all subject to broker-dealer capital requirements in their respective countries and as of July 31, 1999 and October 31, 1998, were in compliance with such requirements, as and when applicable.

5.  Net Interest Revenue

      The Company reports interest revenue, which primarily arises form margin loans to customers, net of related financing cost (interest expense). For the three months and the nine months ended July 31, 1999 and 1998 interest expense was $58,922 and $31,334 and $134,241 and $79,008, respectively.

6.  Segment Information

      Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating and geographic segments of a company’s business. Currently, the nature and extent of the Company’s operations are such that it operates in only one reportable segment as a provider of discount brokerage services.

7.  International Operations

      The total revenues, income before income taxes, and identifiable assets of the Company’s businesses by geographic region are summarized below:

	For the Three Months Ended		For the Nine Months Ended
	July 31,		July 31,

	1999	1998	1999	1998

Total revenues:

United States	$179,596	$115,158	$522,787	$298,670

Canada	57,433	45,429	168,371	138,565

Other	5,925	2,342	15,829	7,605

Total	$242,954	$162,929	$706,987	$444,840

Income before income taxes:

United States	$33,323	$16,481	$100,148	$44,644

Canada	18,002	13,224	47,809	33,075

Other	(2,312)	(2,596)	(5,930)	(4,322)

Total	$49,013	$27,109	$142,027	$73,397

	July 31,	October 31,
	1999	1998

Identifiable assets:

United States	$6,120,295	$2,800,713

Canada	2,175,699	1,383,020

Other	196,141	115,003

Total	$8,492,135	$4,298,736

8.  Comprehensive income

      SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income, which includes net income and changes in equity except those resulting from investments by, or distributions to, stockholders. Comprehensive income is as follows:

	For the Three Months		For the Nine Months
	Ended		Ended
	July 31,		July 31,

	1999	1998	1999	1998

Net income	$26,392	$12,915	$76,421	$34,249

Changes in other comprehensive income:

Cumulative translation adjustments	9	(557)	(501)	791

Total comprehensive income	$26,401	$12,358	$75,920	$35,040

9.  Earnings Per Share

      SFAS No. 128, Earnings Per Share, requires a dual presentation of basic and diluted earnings per share. Basic and diluted earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for the period. The Company’s outstanding stock options do not have a dilutive effect on earnings and, as such, are not included within the calculation.

10.  Reconciliation of U.S. and Canadian Generally Accepted Accounting Principles

      The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Material differences at July 31, 1999 and October 31, 1998 and for the three and nine months ended July 31, 1998 and 1999 between U.S. GAAP and accounting principles generally accepted in Canada (“Canadian GAAP”) are described below.

Net Income

	For the Three Months		For the Nine Months
	Ended		Ended
	July 31,		July 31,

	1999	1998	1999	1998

Net income based on U.S. GAAP	$26,392	$12,915	$76,421	$34,249

Stock based compensation, net of tax	(1,082)	(478)	2,004	1,111

Net income based on Canadian GAAP	$25,310	$12,437	$78,425	$35,360

Statement of Financial Condition

	July 31,	October 31,
	1999	1998

Total assets based on U.S. GAAP	$8,492,135	$4,298,736

Customer transactions as of trade date	1,179,877	795,429

Total assets based on Canadian GAAP	$9,672,012	$5,094,165

Total liabilities based on U.S. GAAP	$6,576,078	$3,303,601

Customer transactions as of trade date	1,179,877	795,429

Total liabilities based on Canadian GAAP	$7,755,955	$4,099,030

Stock Based Compensation

      During 1997, the TD Bank employee stock option plan was modified to allow option holders to elect to receive cash for the option’s intrinsic value, being the difference between the option’s exercise price and the current market value of the shares. In accounting for stock options with this feature, SFAS 123, Accounting for Stock Based Compensation, requires expensing the annual change in the intrinsic value of the stock options. For options that have not fully vested, the change in intrinsic value is amortized over the remaining vesting period. For purposes of preparing its Canadian GAAP financial statements, TD Bank does not record compensation expense for stock based compensation, but rather cash payments to option holders are charged to retained earnings.

Customer’s Securities Transactions

      Under U.S. GAAP, customers’ securities transactions are recorded on a settlement date basis. Under Canadian GAAP, customers’ securities transactions are recorded on a trade date basis.

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

      The following discussion of the results of operations and financial condition of TD Waterhouse Group, Inc. and its subsidiaries (collectively referred to as the “Company”) should be read in conjunction with the Company’s audited financial statements as of October 31, 1998. This discussion contains forward-looking statements, including statements regarding the Company’s strategy, financial performance and revenue sources which involve risks and uncertainties. The Company’s actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth elsewhere in the Form 10-Q.

Overview

      The Company is one of the largest online financial service providers, and the second largest discount brokerage operation, in the world. It offers investors a broad range of brokerage, mutual fund, banking and other consumer financial products on an integrated basis through over 200 branches in the United States, Canada, the United Kingdom, Australia and Hong Kong. The Company trades on the New York and Toronto Stock Exchanges. Its principal shareholder is the TD Bank Financial Group, one of Canada’s largest financial institutions.

Revenues

      Commissions and fees, which account for the majority of total revenues, include commissions earned for executing customer trades, payments received by us from market-makers, exchanges and other execution agents for order flow and fees for providing trade execution and clearance services to financial institutions in the U.S. and Canada. Commissions and fees are primarily affected by changes in transaction volumes and changes in the commission or fee rates charged per transaction. Commissions, which account for over 90% of commissions and transaction fees, fluctuate based on the number of active customer accounts, the average number of trades per account, and the average commission per revenue trade. Active customer accounts have grown to approximately two million as of July 31, 1999. We define active accounts as accounts that had purchase, sale or other activity or a position during the previous calendar quarter. Combined with the significant growth in daily average trading volumes in the U.S. and major global equities markets, this account growth has resulted in a 36% increase in the average number of trades per account during the first nine months of 1999. The effect of such increases has been partially offset by a decrease in the average commission per revenue trade which was approximately $22 per trade in the third fiscal quarter of 1999. This was primarily due to the growth of our online trading products, which provide online customers with significant discounts from our standard commission schedule. We use other broker-dealers to execute our customers’ orders and receive revenue from these broker-dealers for such order flow. Payments for order flow have not increased commensurate with increases in trading volumes as a result of changes in regulations and market conventions that caused market-makers and execution agents to change their payment policies for order flow by reducing the payment per trade and by limiting the types of trades on which payments are made. Order flow revenue has been consistently less than 5% of total revenue for the periods reviewed therein. Transaction fees for execution and clearing services continue to grow due to the addition of new clients and general increases in market volumes.

      Mutual fund and related revenue represents customary trailer fees from third party and affiliated mutual funds in the U.S. and Canada and, in the U.S. only, fees for shareholder services, administration and investment management services provided to our proprietary money market and mutual funds. Such fees are primarily based upon the daily amount of customer assets invested in third party mutual funds and upon the average daily net asset value of our proprietary money market and mutual funds. Our proprietary money market accounts and mutual funds had net assets valued at $12.3 billion at July 31, 1999. We held in excess of $4 billion of customer assets in no-load, no-fee mutual funds sponsored by third parties at July 31, 1999. Commissions relating to the purchase and sale of mutual funds are included in commissions and fees.

      We also receive fees for providing referral and administrative services to our affiliate, Waterhouse National Bank (“WNB”), which is based on the daily cash balances our customers choose to sweep into an FDIC insured money market account. In addition, we provide investment advisory services to WNB with respect to WNB’s fixed income portfolio and receive a fee based on the market value of the assets under management. Fees related to services provided to WNB are classified as mutual fund and related revenues.

      Net interest revenue is the difference between interest earned on our interest-earning assets (which primarily consist of margin loans to customers) and the interest expense associated with our interest-bearing liabilities (which include free credit balances in customers’ accounts, deposits received for stock loaned and other borrowings). Net interest revenue is principally affected by changes in customer margin balances as well as the prevailing net interest spread. Net interest spread represents the difference between the rate we charge customers on margin loans (based on the broker call rate) and the rate we pay our customers (which is our lowest cost source of funds) and the rate we pay our other creditors. In the U.S., securities regulations place limits on the amount of customer funds we can use to finance our business, while no such limitations exist in Canada. Accordingly, the net interest spread from our Canadian brokerage operations has exceeded that of our U.S. operations.

      Other revenue consists primarily of revenues derived from ancillary services such as floor brokerage and retirement account administration.

Operating Expenses

      Our largest operating expense is employee compensation and benefits, which includes salaries and wages, incentive compensation and related employee benefits and taxes. We employ a limited number of commissioned sales representatives; therefore, compensation and benefits do not vary directly with changes in commission revenue. Most employees do, however, receive annual incentive compensation based on the overall operating results of our operations in each geographical region as well as the employee’s individual performance. Therefore, a significant portion of compensation and benefits expense will fluctuate based on our operating results. Compensation expense also reflects the change in intrinsic value of TD Bank stock options granted to our employees under TD Bank’s stock option plan.

      Execution and clearing costs include fees paid to floor brokers and exchanges for trade execution costs, fees paid to third-party vendors for data processing services and fees paid to clearing entities for certain clearance and settlement services. Execution and clearing costs, with the exception of data processing expenses, generally fluctuate based on transaction volume. Data processing services are generally provided under longer-term fixed fee arrangements with the providers.

      Occupancy and equipment expense includes the costs of leasing and maintaining our office space and branch network, the leases and rental costs related to computers and other equipment, and depreciation and amortization expense associated with our fixed assets and leasehold improvements. Occupancy and equipment expense is primarily affected by increases in the number of branches and employees.

      Advertising and marketing includes media, print and direct mail advertising expenses and other costs incurred to create brand awareness, promote our product and service offerings and introduce new products and services. Due to the rapid development of new products and services and increased competition, advertising and promotion has increased significantly from period to period and management expects this trend to continue in the future.

      Communications expense includes telephone expenses, which are generally affected by changes in customer transaction volumes and the increased use of electronic communication channels and online service offerings.

      We have been active in acquiring new businesses to rapidly expand our operations including: Marathon Brokerage in 1993, Waterhouse Securities Group in 1996, Pont Securities Limited in 1997 and Rivkin Croll Smith, Kennedy Cabot & Co., Jack White & Co. and Gall & Eke in 1998. Goodwill relating to our major acquisitions is generally being amortized over a period of 20 years from the date of acquisition.

      Professional fees include fees paid to consultants engaged to support our product, service and systems development efforts, as well as legal and accounting fees. These expenses generally fluctuate with overall changes in the level of business activities.

      Other expenses primarily consist of administrative expenses and other costs including postage, printing, and supplies.

      We are subject to income taxes in each country in which we operate. The difference between our effective tax rate and the U.S. statutory rate of 35% differs from period to period, but primarily results from state and local taxes in the U.S., provincial taxes in Canada, and the effect of certain non-deductible expenses, most notably the amortization of goodwill related to our acquisition of Waterhouse Securities Group, which is approximately $19.5 million per year.

      We adjust our expenses in anticipation of and in response to changes in financial market conditions and customer trading patterns. Certain of our expenses (including incentive compensation, portions of communications, and execution and clearing costs) vary directly with changes in financial performance or customer trading activity. Expenses relating to the level of temporary employees, contractors, overtime hours, professional services, and advertising and marketing are adjustable over the short-term to help us achieve our financial objectives. Additionally, developmental spending (including branch openings, product and service rollouts, and certain information technology systems improvements) is discretionary and can be altered in response to market conditions. However, a significant portion of our expenses such as salaries and wages, occupancy and equipment, depreciation and amortization of goodwill do not vary directly, at least in the short term, with fluctuations in revenues or securities trading volumes. Also, we view our developmental spending as essential to our future growth, and therefore attempt to avoid major adjustments in such spending unless faced with a sustained slowdown in customer trading activity. Given the nature of our revenues and expenses, and the economic and competitive factors discussed above, our earnings may be subject to significant volatility from period to period. Our results for any interim period are not necessarily indicative of results for a full year.

      We have experienced substantial changes in and expansion of our business and operations since we began offering our online Internet investing services in the U.S. in 1997. We expect to continue to experience periods of rapid change in the future. Our past expansion has placed, and any future expansion would place, significant demands on our administrative, operational, financial and other resources.

Results of Operations

      The following table sets forth the combined statement of income data for the periods indicated as a percentage of total revenues:

	For the Three		For the Nine
	Months Ended		Months Ended
	July 31,		July 31,

	1999	1998	1999	1998

Revenues

Commissions and fees	64.0%	65.0%	68.0%	67.0%

Mutual fund and related revenue	11.0	10.0	10.0	9.0

Net interest revenue	21.0	20.0	18.0	19.0

Other	4.0	5.0	4.0	5.0

Total revenues	100.0%	100.0%	100.0%	100.0%

Expenses

Employee compensation and benefits	29.0%	29.0%	29.0%	31.0%

Execution and clearing costs	13.0	16.0	14.0	15.0

Occupancy and equipment	9.0	9.0	8.0	9.0

Advertising and marketing	7.0	5.0	5.0	5.0

Communications	4.0	5.0	5.0	5.0

Amortization of goodwill	4.0	5.0	4.0	5.0

Professional fees	3.0	3.0	2.0	3.0

Other	12.0	11.0	13.0	10.0

Total expenses	81.0%	83.0%	80.0%	83.0%

Income before income taxes	19.0%	17.0%	20.0%	17.0%

Income tax provision	9.0	9.0	9.0	9.0

Net income	10.0%	8.0%	11.0%	8.0%

Three Months Ended July 31, 1999 Versus Three Months Ended July 31, 1998

Financial Overview

      Net income for the three months ended July 31, 1999 was $26.4 million, up 104.4% from $12.9 million for the comparable period in 1998. Revenues for the three months ended July 31, 1999 were $243.0 million, up 49.1% from $162.9 million for the comparable period in 1998, primarily due to a 47.2% increase in commissions and transaction fees, a 53.2% increase in mutual fund and related revenue and a 56.6% increase in net interest revenue.

      Total operating expenses of $193.9 million for the three months ended July 31, 1999 were up 42.8% from $135.8 million for the comparable period in 1998, primarily resulting from additional business volume.

Revenues

Commissions and Fees

      Commissions and fees were $155.5 million for the three months ended July 31, 1999, up $49.8 million, or 47.2%, from the comparable period in 1998. The total number of trades executed by us has increased 83.7% from the comparable period in 1998 as our customer base has grown. Average commissions per revenue trade decreased 21.4% due to the expanded popularity of our online brokerage services, which are offered at a significantly lower price than traditional agent based trading. For the three months ended July 31, 1999, total daily average online and total daily average electronic trades represented 64.4% and 68.3% of total trades, respectively, as compared to 44.9% and 50.3%, respectively, in the comparable 1998 period.

	Three Months Ended
	July 31,
			Percent
	1999	1998	Change

webBroker	65,591	21,820	201%

PC dial-up	4,324	4,358	(1)%

Total daily average online trades	69,915	26,178	167%

Touch-tone	4,306	3,115	38%

Total daily average electronic trades	74,221	29,293	153%

Agent trades	34,372	28,947	19%

Total daily average trades	108,593	58,240	86%

Average commissions, per revenue trade	$22.07	$28.09	(21)%

      We added approximately 169,000 new customer accounts during the three months ended July 31, 1999, an increase of 35.2% from the approximately 125,000 new accounts added during the comparable period in 1998. Our advertising and marketing expense per new account was approximately $87 for the three months ended July 31, 1999 versus $67 for the comparable 1998 period.

Mutual Fund and Related Revenue

      Mutual fund and related revenue was $25.7 million for the three months ended July 31, 1999, up $8.9 million, or 53.2%, from the comparable period in 1998. This increase was primarily due to a significant increase in customer assets held in third party mutual funds and proprietary money market and mutual funds, which was driven in part by the acquisition of Jack White & Co. in late May 1998, whose customers held a large proportion of their assets in mutual funds.

Net Interest Revenue

      Net interest revenue was $51.7 million for the three months ended July 31, 1999, up $18.7 million, or 56.6%, from the comparable period in 1998. This increase was primarily due to a 91.4% increase in average customer margin loans from $2.8 billion during the three months ended July 31, 1998 to $5.4 billion during the comparable period in 1999. Our average net interest spread of 2.41% for the three months ended July 31, 1999 was lower than the spread of 2.94% for the comparable period in 1998 due to the continued growth of our U.S. operations, which have a lower net interest spread than our Canadian and foreign operations.

Operating Expenses

      Compensation and benefits expense was $71.3 million for the three months ended July 31, 1999, up $23.3 million, or 48.4%, from the comparable period in 1998. This increase was primarily due to the addition of new employees to support our rapid growth and an increase in incentive compensation to reflect the improvement in our operating results.

      Execution and clearing costs were $32.5 million for the three months ended July 31, 1999, up $7.0 million, or 27.5%, from the comparable period in 1998. This increase was primarily due to increased transaction volume offset by productivity gains from our ability to leverage our large clearing operations.

      Occupancy and equipment expense was $21.4 million for the three months ended July 31, 1999, up $6.5 million, or 43.7%, from the comparable period in 1998. This increase was primarily due to additional lease expenses on our expanded office space, as well as increased lease and maintenance expenses on data processing equipment.

      Advertising and marketing expense was $14.6 million for the three months ended July 31, 1999, up $6.3 million, or 75.3%, from the comparable period in 1998. This increase primarily relates to increased national advertising in the United States.

      Communications expense was $10.0 million for the three months ended July 31, 1999, up $1.0 million, or 11.1%, from the comparable period in 1998. This increase was primarily due to increased trading volumes and the opening of new branches.

      Amortization of goodwill was $9.3 million for the three months ended July 31, 1999, up $800,000, or 8.9%, from the comparable period in 1998. This increase was primarily due to the acquisition of Jack White & Co.

      Professional fees were $6.4 million for the three months ended July 31, 1999, up $2.1 million, or 49.2%, from the comparable period in 1998. This increase was primarily due to fees for computer programming and systems consultants.

      Other expenses were $28.4 million for the three months ended July 31, 1999, up $11.2 million, or 65.1%, from the comparable period in 1998. This increase was consistent with the overall growth in the business.

      Our effective income tax rate for the three months ended July 31, 1999 and 1998 was 46.2% and 52.4%, respectively. The decrease in the effective tax rate was primarily due to the significant increase in pre-tax income from our U.S. operations, which has the effect of reducing the impact of permanent differences such as the amortization of goodwill, as well as foreign provincial taxes. Our effective tax rate, excluding the tax effects of non-deductible goodwill, was 41.4% and 43.5%, respectively, for the three months ended July 31, 1999 and 1998.

Nine Months Ended July 31, 1999 Versus Nine Months Ended July 31, 1998

Financial Overview

      Net income for the nine months ended July 31, 1999 was a record $76.4 million, up 123.1% from $34.2 million for the comparable period in 1998. Revenues for the nine months ended July 31, 1999 were a record $707.0 million, up 58.9% from $444.8 million for the comparable period in 1998, primarily due to a 62.6% increase in commissions and transaction fees, a 72.5% increase in mutual fund and related revenue and a 45.9% increase in net interest revenue. 1999 revenues reflect approximately $38 million of incremental revenue related to Jack White & Co., which we acquired in late May 1998.

      Total operating expenses of $565.0 million for the nine months ended July 31, 1999 were up 52.1% from $371.4 million for the comparable period in 1998, primarily resulting from additional business volume as well as approximately $34 million of incremental expenses related to Jack White & Co.

Revenues

Commissions and Fees

      Commissions and fees were $484.1 million for the nine months ended July 31, 1999, up $186.4 million, or 62.6%, from the comparable period in 1998. The total number of trades executed by us has increased 105.1% from the comparable period in 1998 as our customer base has grown. Average commissions per revenue trade decreased 23.8% due to the expanded popularity of our online brokerage services, which are offered at a significantly lower price than traditional agent based trading. For the nine months ended July 31, 1999, total daily average online and total daily average electronic trades represented 60.5% and 64.7% of total trades, respectively, as compared to 42.4% and 48.9%, respectively, in the comparable 1998 period.

	Nine Months Ended
	July 31,
			Percent
	1999	1998	Change

webBroker	60,207	17,880	237%

PC dial-up	5,298	4,495	18%

Total daily average online trades	65,505	22,375	193%

Touch-tone	4,601	3,417	35%

Total daily average electronic trades	70,106	25,792	172%

Agent trades	38,186	26,964	42%

Total daily average trades	108,292	52,756	105%

Average commissions, per revenue trade	$23.1	$30.3	(24)%

      We added approximately 589,000 new customer accounts during the nine months ended July 31, 1999, an increase of 56.3% from the approximately 377,000 new accounts added during the comparable period in 1998. Our advertising and marketing expense per new account was approximately $66 for the nine months ended July 31, 1999 versus $64 for the comparable 1998 period.

Mutual Fund and Related Revenue

      Mutual fund and related revenue was $69.3 million for the nine months ended July 31, 1999, up $29.1 million, or 72.5%, from the comparable period in 1998. This increase was primarily due to a significant increase in customer assets held in third party mutual funds and proprietary money market and mutual funds, which was driven in part by the acquisition in late May 1998, of Jack White & Co. whose customers held a large proportion of their assets in mutual funds.

Net Interest Revenue

      Net interest revenue was $125.0 million for the nine months ended July 31, 1999, up $39.3 million, or 45.9%, from the comparable period in 1998. This increase was primarily due to a 77.6% increase in average customer margin loans from $2.3 billion during the nine months ended July 31, 1998 to $4.1 billion during the comparable period in 1999. Our average net interest spread of 2.57% for the nine months ended July 31, 1999 was lower than the spread of 2.96% for the comparable period in 1998 due to the continued growth of our U.S. operations, which have a lower net interest spread than our Canadian and foreign operations.

Operating Expenses

      Compensation and benefits expense was $201.7 million for the nine months ended July 31, 1999, up $65.0 million, or 47.6%, from the comparable period in 1998. This increase was primarily due to the addition of new employees to support our rapid growth and an increase in incentive compensation to reflect the improvement in our operating results. Compensation as a percentage of revenues has decreased which reflects the fact that revenue growth has outpaced our employee growth in the short term.

      Execution and clearing costs were $100.6 million for the nine months ended July 31, 1999, up $33.7 million, or 50.3%, from the comparable period in 1998. This increase was primarily due to increased transaction volume offset by productivity gains from our ability to leverage our large clearing operations.

      Occupancy and equipment expense was $58.2 million for the nine months ended July 31, 1999, up $16.9 million, or 41.0%, from the comparable period in 1998. This increase was primarily due to additional lease expenses on our expanded office space, as well as increased lease and maintenance expenses on data processing equipment. During the first nine months of fiscal 1999, we opened 18 new branches.

      Advertising and marketing expense was $38.7 million for the nine months ended July 31, 1999, up $14.5 million, or 60.1%, from the comparable period in 1998. This increase primarily relates to increased national advertising in the U.S.

      Communications expense was $32.7 million for the nine months ended July 31, 1999, up $9.8 million, or 42.8%, from the comparable period in 1998. This increase was primarily due to increased trading volumes and the opening of new branches.

      Amortization of goodwill was $27.9 million for the nine months ended July 31, 1999, up $4.0 million, or 16.6%, from the comparable period in 1998. This increase was primarily due to the acquisition of Jack White & Co.

      Professional fees were $16.7 million for the nine months ended July 31, 1999, up $5.1 million, or 45.0%, from the comparable period in 1998. This increase was primarily due to fees for computer programming and systems consultants.

      Other expenses were $88.6 million for the nine months ended July 31, 1999, up $44.5 million, or 100.8%, from the comparable period in 1998. This increase was consistent with the overall growth in the business. Additionally, other expenses for the nine months ended July 31, 1999 includes the settlement of a claim approximating $5 million related to non-brokerage matters.

      Our effective income tax rate for the nine months ended July 31, 1999 and 1998 was 46.2% and 53.3%, respectively. The decrease in the effective tax rate was primarily due to the significant increase in pre-tax income from our U.S. operations, which has the effect of reducing the impact of permanent differences such as the amortization of goodwill, as well as foreign provincial taxes. Our effective tax rate, excluding the tax effects of non-deductible goodwill, was 42.2% and 43.5%, respectively, for the nine months ended July 31, 1999 and 1998.

Liquidity and Capital Resources

      Before the Offerings, we financed our customer securities operations primarily through customer credit balances, deposits received for securities loaned and other short-term borrowings. Currently, we finance our business through cash generated by operations and the proceeds from the Offerings. As of July 31, 1999, 85% of our assets consisted of cash and cash equivalents or assets readily convertible into cash (principally receivables from customers, receivables from brokers and dealers, deposits paid for stock borrowed, and securities owned). Receivables from customers primarily consist of margin loans to customers, which are secured by customers’ readily marketable securities. Receivables from brokers and dealers consist of amounts receivable for pending securities transactions, which can generally be settled within three business days. Deposits paid for securities borrowed represent cash deposits placed with brokers securing marketable securities borrowed by us. Securities owned consist primarily of U.S. and Canadian government securities and other securities, which trade in highly liquid markets.

      Prior to the Offerings, capital expenditures and investments in new technology, services and advertising have been primarily financed through earnings from operations. Acquisitions of new businesses have been funded through capital contributions from TD Bank. Currently, we plan to finance capital expenditures and investments in new technology and services and advertising from earnings from operations as well as the proceeds from the Offerings.

      Net income plus depreciation and amortization was $105,212 million and $62,738 million for the nine months ended July 31, 1999 and 1998, respectively. Depreciation and amortization expense which relates to fixed assets, leasehold improvements and goodwill, was $28,791 million and $28,489 million for the nine months ended July 31, 1999 and 1998, respectively. Capital expenditures were $29,153 million and $11,515 million in the nine months ended July 31, 1999 and 1998, respectively, which represented 4.1% and 2.6% of total revenues in each period. Capital expenditures, excluding acquisitions of new businesses, during the nine months ended July 31, 1999 and 1998, primarily related to the purchase of communications and data processing equipment and leasehold improvements related to new branches and office facilities.

      Our broker-dealer subsidiaries are subject to regulatory requirements intended to ensure their general soundness and liquidity and require that the broker-dealers comply with certain minimum capital require-

ments. These regulations, which differ in each country, generally prohibit our broker-dealer subsidiaries from repaying borrowings from TD Bank, paying cash dividends, making loans to us or affiliates, or otherwise entering into transactions which would result in a significant reduction in their regulatory capital position, without prior notification and/or approval of the broker-dealer’s principal regulator. Our capital structure is designed to provide each entity and business with capital and liquidity consistent with their business and regulatory requirements.

      It is currently anticipated that the net proceeds from these offerings together with available cash resources and credit facilities will be sufficient to meet anticipated working capital, capital expenditures and regulatory capital requirements for at least the next twelve months.

Year 2000 Compliance

      Many currently installed computer systems and software products are coded to accept or recognize only two digit entries in the date code field. These systems and software products will need to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by many companies and governmental agencies may need to be upgraded to comply with such Year 2000 requirements or risk system failure or miscalculations causing disruptions of normal business activities.

      State of Readiness. We have made an assessment of the Year 2000 readiness of our trading-related, communications and data processing systems. Our readiness plan consists of:

•	quality assurance testing of our main trading-related systems including all customer interfaces and links to exchanges and utilities;

•	contacting third-party vendors and licensors of material hardware, software and services that are both directly and indirectly related to the main trading systems;

•	contacting vendors of critical non-trading related communications and data processing systems;

•	assessment of repair or replacement requirements;

•	repair or replacement;

•	implementation; and

•	creation of contingency plans in the event of Year 2000 failures.

      We received detailed plans and ongoing status reports on Year 2000 compliance from all of our significant third party vendors. In response to our inquiry in early 1997, approximately 98% of these vendors claimed to be Year 2000 compliant. We required proof that all interfacing systems were able to receive and interpret the vendor’s dates correctly. In all cases, we assigned the responsibility for validating compliance to the system and development experts who support the systems today. We then worked with the vendor to prepare test strategies and plans, which identified and documented all data exchanges and which contained detailed information on date solutions and project timelines. If a vendor declined or failed to give suitable assurances, we replaced the system involved with a system that meets our standards.

      In the U.S., we have successfully participated in the July Year 2000 Beta test of the Securities Industry Association (“SIA") and the March/ April SIA Year 2000 Industry “streetwide” test. We have conducted extensive testing with ADP, our primary vendor, and the various systems we use in conjunction with ADP including electronic trading products. As a result we presently believe that our main trading-related systems are currently Year 2000 compliant. However, we continue to test in each of the test cycles offered by ADP as a means of recertifying. We have required vendors of material hardware and software components of our IT systems to assure Year 2000 compliance. We have assessed the materiality of our non-IT systems and have been assured of Year 2000 compliance from providers of material non-IT systems. We have now entered a system “freeze” period, where every system change is subject to review by a committee for its effect on the Year 2000 environment before implementation is approved. There are a number of system changes and new systems being implemented during this period which must be reviewed by a senior management committee to determine its effect on the Year 2000 ready environment prior to implementation. If a system cannot be reliably and safely implemented within this period, the change or new system will be cancelled or deferred until calendar year 2000.

      In Canada, we have successfully completed extensive Year 2000 end-to-end testing of the securities systems provided by our most critical third party vendor, Information Systems Management Corporation (“ISM”). These tests were conducted using forward dated transactions in a future dated environment. They established our readiness to access customer account data, place orders, handle back office accounting processes and link electronically to Clearing Corporations and the exchanges. We completed a very successful industry test coordinated by the Canadian Securities Administrators, for mutual funds and equities & options. All future-dated testing is complete, and all systems remediated. As in the U.S., there are a number of system changes and new systems being implemented during our system “freeze” period. Further, recertification testing is being performed on some systems that have been enhanced or changed since initial Year 2000 testing was completed. We plan to complete this process by November 15, 1999. We have the ability to roll-back, if necessary, any system which fails this recertification effort.

      In Australia, we believe that our key brokerage systems are Year 2000 compliant. The Australian Stock Exchange (“ASX”) completed renovations and testing of SEATS (the equity trading system) and provided a statement of compliance to our customers in November 1998. By July 1998, a number of major Australian brokers had successfully tested CHESS, the electronic clearing and settlement system provided by ASX, and SHARES, the back office accounting system provided by Star systems. We hired a consultant from a major broker that participated in the July test and we completed an in-depth examination of those test results, between October and December 1998. We successfully completed the May 1999 Australian Securities Industry test for equities and the June 1999 testing of SHARES, CHESS, and SEATS, and testing with our clearing bank and the ASX. Testing of the ASX’s “OM Click” (options trading) system is still outstanding and is planned to take place when the exchange completes development in September 1999. This will complete our Year 2000 remediation and testing program.

      In the United Kingdom, we are currently testing our key brokerage systems for Year 2000 compliance. We recently replaced our key back office system, and we have required suppliers of all hardware and software components of our IT and non-IT systems to provide assurances of our Year 2000 readiness. In every instance where there is a data interface involving the system of a third party software supplier, we have a program to conduct future date testing to confirm the readiness of the software. The testing of such external data interfaces was successfully completed in August 1999.

      Costs. To date, we have incurred approximately $9.0 million in costs in connection with identifying and evaluating Year 2000 compliance issues. Most of our expenses have related to, and are expected to continue to relate to, upgrading our communications systems in the U.S., as well as operating costs associated with time spent by employees in the evaluation process and Year 2000 compliance matters in general. At this time, we estimate that the total cost of the Year 2000 project will be less than our initial planned costs of approximately $10 million. Our Year 2000 compliance costs are substantially less than many of our competitors and other securities firms due primarily to the fact that we utilize third party vendors for our back-office systems.

      Risks. We are not currently aware of any Year 2000 compliance problems relating to our main trading-related, communications or data processing systems that would have a material adverse effect on our business, financial condition and operating results, without taking into account our efforts to avoid or fix such problems. We cannot assure you that we will not discover Year 2000 compliance problems that will require substantial revisions. In addition, we cannot assure you that third-party software, hardware or services incorporated into our systems will not need to be revised or replaced, all of which could be time consuming and expensive. Our failure to fix our main trading-related, communications or data processing systems or to fix or replace third-party software, hardware or services on a timely basis could result in lost revenues, increased operating costs, the loss of customers and other business interruptions, any of which could have a material adverse effect on our business, financial condition and operating results. Moreover, the failure to adequately address Year 2000 compliance issues in our main trading-related, communications or data processing systems could result in litigation, which could be costly and time-consuming to defend.

      In addition, there can be no assurance that governmental agencies, utility companies, securities exchanges, Internet access companies, third-party service providers and others outside our control will be Year 2000 compliant. The failure by such entities to be Year 2000 compliant could result in a systemic failure beyond our control, such as a prolonged Internet, telecommunications or electrical failure, which could also prevent us from delivering our services to our customers and could have a material adverse effect on our business, results of operations and financial condition.

      Contingency Plan. We have completed our contingency planning and event readiness planning and have determined our response to any significant potential problems which may occur. We have established command centers to monitor the Millennium change. In Canada and the U.S., several development projects are underway to facilitate contingency actions. These projects are planned to be completed by October 31,1999.

      We recognize the challenge involved in attempting to enforce vendor assurances, many of which come with protective disclaimers. As a result, we have completed a detailed testing regime to validate each significant vendor’s claim of compliance, and we have undertaken detailed contingency planning. Because of the disclaimers involved, we believe it is unlikely in most cases that we would have enforceable claims against vendors whose assurances regarding Year 2000 compliance are found to be incorrect, except in cases of fraud or clear negligence.

Recently Issued Accounting Standards

      SFAS No. 123, Accounting for Stock-Based Compensation , was issued in October 1995. This statement established financial accounting and reporting standards for stock-based compensation plans. The accounting requirements of this statement were effective for transactions entered into in fiscal years that begin after December 15, 1995. The disclosure requirements of this statement were effective for financial statements for fiscal years beginning after December 15, 1995, for the fiscal year for which this Statement is initially adopted for recognizing compensation cost, whichever comes first. We adopted the provisions of this statement in fiscal 1997. The adoption of these provisions did not have a material impact on our combined financial statements.

      SFAS No. 128, Earnings Per Share, was issued in February 1997 and was effective for periods ending after December 15, 1997, with restatement required for all prior periods. SFAS No. 128 establishes new standards for computing and presenting earnings per share. This statement replaces primary and fully diluted earnings per share with “basic earnings per share”, which excludes dilution, and “diluted earnings per share”, which includes the effect of all potentially dilutive common shares and other dilutive securities. We have applied the provision of SFAS No. 128 in determining pro forma basic and diluted earnings per share for the nine months ended July 31, 1999.

      SFAS No. 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, was issued in October 1998. SFAS No. 134 provides guidance for mortgage banking entities on how to account for interests retained after securitizing mortgage loans previously held for sale. SFAS No. 134 is effective for fiscal quarters beginning after December 15, 1998. At this time, we do not believe that adoption of this standard will have a material impact on our financial condition and results of operations.

      SFAS No. 135, Rescission of FASB Statement No. 75 and Technical Corrections, was issued in February 1999. SFAS No. 135 is effective for fiscal years ending after February 15, 1999. This statement is not applicable to us and will have no impact on our financial position, results of operations, earnings per share or cash flows.

      SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133 — An Amendment of FASB Statement No. 133, was issued in June 1999 and amends the effective date of SFAS 133. Pursuant to SFAS 133, hedging activities must be re-designated and documented. This statement becomes effective for all fiscal quarters of fiscal years beginning after June 15, 2000. At this time, we do not believe that adoption of this standard will have a material impact on our financial condition or results of operations.

      In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, effective for fiscal years beginning after December 15, 1998. SOP 98-1 requires that certain costs of computer software developed or obtained for internal use be capitalized and amortized over the useful life of the related software. We currently expense the costs of all software development in the period in which it is incurred. We intend to adopt this statement beginning in the fiscal year ended October 31, 2000 and are currently assessing its impact.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      On January 28, 1997, the SEC adopted new rules (Securities Act Release No. 7386) that require disclosure about the policies used to account for derivatives and certain quantitative and qualitative information about market risk exposures. Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest rates and market prices. We have not traded or otherwise transacted in derivatives nor do we expect to in the future. We have established policies, procedures and internal processes governing our management of market risks in the normal course of our business operations.

      As a part of our brokerage business, we hold short-term interest-earning assets (mainly margin loans to customers) totaling $6.5 billion and $3.6 billion at July 31, 1999 and October 31, 1998, respectively, of which $1.8 billion and $1.3 billion, respectively, were denominated in foreign currencies, primarily the Canadian dollar. Our interest earning assets are financed by short-term interest-bearing liabilities in the form of customer balances and deposits received for stock loaned. We earn a net interest spread on the difference between amounts earned on customer margin loans and amounts paid on stock loan and customer credit balances. Since we establish the rate paid on customer cash balances, a substantial portion of our interest rate risk is under our direct management. We generally move rates earned on loans in lockstep with rates paid on credit balances to maintain a consistent net interest spread, and, therefore, do not anticipate that changes in interest rates will have a material adverse effect on our earnings and cash flows. Similarly, since we manage the assets and liabilities related to our brokerage business on a geographic basis and fund assets with liabilities denominated in the same currency as the assets, we do not anticipate that changes in foreign exchange rates will have a material adverse effect on our net interest revenues or cash flows.

      We held marketable securities (securities owned) at July 31, 1999 and October 31, 1998, which were recorded at fair value of $67.2 million and $76.3 million, respectively, and sold securities short (securities sold, not yet purchased) at July 31, 1999 and October 31, 1998 with a fair value of $4.1 million and $5.0 million, respectively, which exposes us to market price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in quoted market prices and amounts to approximately $7.1 million and $8.1 million at July 31, 1999 and October 31, 1998, respectively. Of these positions, approximately $6.7 million and $41.2 million of securities owned at July 31, 1999 and October 31, 1998, respectively, and $3.1 million and $5.0 million of securities sold short at July 31, 1999 and October 31, 1998, respectively, were denominated in foreign currencies, primarily the Canadian dollar. Therefore, we are also exposed to foreign currency risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in foreign exchange rates and amounts to approximately $1.0 million and $4.6 million at July 31, 1999 and October 31, 1998, respectively. Actual results may differ.

Part II.  Other Information

Item 2.  Changes in Securities and Use of Proceeds

      On June 23, 1999, our Registration Statement was declared effective by the SEC, pursuant to which 42,000,000 shares of our common stock was offered and sold by us at a price of $24.00 per share, generating gross offering proceeds of $1.008 billion. The managing underwriters of the Offerings were Credit Suisse First Boston, TD Securities, Goldman, Sachs & Co., Salomon Smith Barney, and Morgan Stanley Dean Witter.

      Our net proceeds from the sales of the 42,000,000 shares of common stock we offered were approximately $954.0 million at the Offering price of $24.00 per share after deducting underwriting discounts and commissions of approximately $47.9 million and offering expenses of approximately $6.1 million paid by us. On July 7, 1999, the underwriters’ exercised an over-allotment option to purchase 1.4 million shares at the Offering price of $24.00. Before deducting underwriting discounts and commissions, the underwriters’ exercise of the overallotment option generated gross proceeds of approximately $34.1 million. Our net proceeds from the overallotment option were approximately $32.4 million after deducting underwriting discounts and commissions of $1.6 million. See our Registration Statement on Form S-1 dated June 23, 1999 as filed with the Commission for a more complete description of these transactions.

      The principal purposes of the Offerings were to increase our working capital and equity base, to provide a public market for our common stock, to enhance investments in technology and system upgrades and to increase the advertising and marketing budget. From the proceeds of the Offerings, we used or will use approximately $318.0 million of the net proceeds to repay certain intercompany debt owed TD Bank, which was generally incurred in connection with the reorganization, and to redeem shares of preferred stock of one of its subsidiaries in connection with the reorganization. We intend to use the remaining proceeds of the Offerings for working capital and for general corporate purposes. We may also use a portion of the proceeds of the Offerings to help finance acquisitions of other companies. We currently do not have any pending or proposed significant acquisitions. Pending such uses, we intend to invest the net proceeds of the Offerings in short-term, investment-grade, interest-bearing securities.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto until duly authorized.

TD WATERHOUSE GROUP, INC.

(Registrant)

/s/ B. KEVIN STERNS

Name: B. Kevin Sterns

Title:	Executive Vice-President and

Chief Financial Officer
(Principal Financial and Accounting Officer)