Form 10-K
period 1999-10-31
TD WATERHOUSE GROUP INC
filed 2000-01-28
CIK 1085095

________________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 1999

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 1-15101

TD Waterhouse Group, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-4056516
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

100 Wall Street, New York, NY	10005
(Address of Principal Executive Offices)	(Zip Code)

212-806-3500

(Registrant’s Telephone Number, Including Area Code)

Securities Registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered

None	None

Securities Registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value per share
(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes (X) No (  )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  [   ]

As of January 20, 2000, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $642,000,000 (based upon the closing price for shares of the Registrant’s Common Stock as reported by the New York Stock Exchange on that date). Shares of Common Stock of the Registrant held by each officer, director and holder of 5% or more of the outstanding Common Stock of the Registrant have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock outstanding as of January 20, 2000 was 376,419,200 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement relating to the Registrant’s 2000 Annual Meeting of Stockholders to be filed hereafter (incorporated into Part III hereof).

TD WATERHOUSE GROUP, INC.

Annual Report on Form 10-K for the Fiscal Year ended October 31, 1999

The page numbers in this Table of Contents reflects actual page numbers, not EDGAR page tag numbers.

      UNLESS OTHERWISE INDICATED, REFERENCES TO “COMPANY” MEAN TD WATERHOUSE GROUP, INC. AND ITS SUBSIDIARIES, AND REFERENCES TO TD BANK MEAN THE TORONTO-DOMINION BANK. AS OF SEPTEMBER 1999, THE ENTITY FORMERLY KNOWN AS WATERHOUSE INVESTOR SERVICES, INC. IS NOW NAMED TD WATERHOUSE HOLDINGS, INC. AND THE ENTITY FORMERLY KNOWN AS WATERHOUSE SECURITIES, INC. IS NOW NAMED TD WATERHOUSE INVESTOR SERVICES, INC. REFERENCES TO “FISCAL” MEAN THE COMPANY’S YEAR ENDED OCTOBER 31 (E.G. “FISCAL 1999” REPRESENTS THE PERIOD NOVEMBER 1, 1998 TO OCTOBER 31, 1999).

Part I

Item 1.  Business

      TD Waterhouse is one of the largest discount brokers in the world. Leveraging our investment in technology, we have become one of the premier global online brokers and a leading provider of online investing services and related financial products.

      We have the second largest discount brokerage operations globally with over 2.9 million customer accounts. At October 31, 1999, we had approximately 2.2 million active accounts and over $121 billion in customer assets.

      We have a significant international presence with operations in the United States, Canada, Australia, the United Kingdom and Hong Kong. We have the second largest global branch network of any discount broker with over 200 branches worldwide.

      Our primary markets are the U.S. and Canada, which accounted for 74% and 24%, respectively, of our fiscal 1999 consolidated revenues. Approximately 2.0 million of our total customer accounts at October 31, 1999 were held by customers in the U.S. and approximately 700,000 were held by customers in Canada.

      In addition to securities trading services, we also provide our customers with a broad range of banking, mutual fund and other consumer financial products and services on an integrated basis, including:

•	a broad range of investment news, third party research reports and personal investment management tools such as portfolio tracking and stock and mutual fund screening programs;

•	over 10,000 mutual funds from over 550 fund families (including the TD Waterhouse Dow 30 Fund and a series of money market funds that we advise), with over $26 billion in assets held in these funds through us at October 31, 1999;

•	insured transaction accounts, checking, ATM access, electronic funds transfer, insured certificates of deposit, mortgage services and other banking products, which are provided through our affiliates TD Waterhouse Bank, N.A. and TD Bank; and

•	clearing and execution services to correspondents and other broker-dealers.

      We use a multi-channel distribution system to provide our customers with access to our products and services. Customers may utilize any of the following delivery channels to access our services:

•	online channels via the Internet, using our webBroker;

•	a network of branch offices, supported by service centers accessible by toll-free telephone numbers that are available in each of our major markets 24 hours a day, seven days a week;

•	touch-tone telephone to access our automated trading systems; and

•	TalkBroker, a real time voice recognition market information system, which provides customers of our Canadian operations with real time stock and option quotes and mutual fund pricing, as well as trading of equities, options and mutual funds, through the use of voice recognition.

Business Strategy

      Our ongoing business strategy focuses on positioning us to take advantage of the current industry dynamics by leveraging our position as the world’s second largest broker to the self-directed investor. Key elements of our strategy include:

•	Launching Products and Services — We plan to develop products and services to optimize every customer relationship and deliver more choices to customers in order to broaden and increase the value of our customer relationships.

•	Leveraging Technology — We plan to continue to utilize and leverage technology to reach more customers with more products and services in more useful, convenient and low-cost ways.

•	Reaching the World — We plan on expanding in both our core North American markets and around the world.

Fundamental to our strategy is our attention to:

•	Building global brand awareness to support development of new and existing markets.

•	Developing strategic relationships with online providers, equipment and software publishers, joint venture partners, affiliates in TD Bank Financial Group (consisting of TD Bank and its affiliates, including TD Waterhouse Bank, N.A. and TD Securities Inc.), and marketing and cross promotion alliances, to reach more customers and add value to every account.

•	Enhancing financial performance in all our operations by building key businesses, focusing on low-cost distribution and extracting economies of scale from acquisitions.

Our History

      Our U.S. operations commenced in 1979 as Waterhouse Securities, Inc. located in New York City. After a successful initial public offering in 1987 by its parent, Waterhouse Investor Services, Inc. (“WISI”), Waterhouse Securities, Inc., a member of the New York Stock Exchange, was able to develop its own self-clearing capability in 1988 and subsequently launched Waterhouse National Bank in 1994, Waterhouse Asset Management in 1995 and National Investor Services Corp. in 1997. In 1998, Waterhouse Securities, Inc. became the third largest discount brokerage firm in the U.S. measured by number of customer accounts.

      WISI was acquired in 1996 by TD Bank, which had begun building its own discount brokerage operations as early as 1984 following the deregulation of brokerage commissions in Canada. In 1987, TD Bank’s discount brokerage operations became a fully registered broker and the first bank-owned firm in Canada to purchase a seat on the Toronto Stock Exchange. By 1989, through a series of acquisitions and internal growth, TD Bank operated the largest discount broker in Canada. In connection with the initial public offerings of our Common Stock on June 23, 1999, TD Bank reorganized its worldwide discount brokerage operations so that they would be consolidated into our company and our subsidiaries.

      We have expanded our discount brokerage businesses through internal growth, the opening of offices in new domestic and overseas markets, and the acquisition of other discount brokerage companies. These acquisitions complemented our internal growth strategy by providing us with a cost-effective means of acquiring new accounts, adding scale and providing us with entry platforms in new markets. The table below sets forth certain information concerning these acquisitions:

	Acquisition	Purchase	Total
	Date	Price	Accounts

Gall & Eke	September 1998	$13 million	50,000
(United Kingdom)

Jack White & Company	May 1998	$103 million	130,000
(U.S.)

Kennedy Cabot & Co.	November 1997	$154 million	202,000
(U.S.)

Rivkin Croll Smith	November 1997	$19 million	44,000
(Australia)

Pont Securities Limited	May 1997	$23 million	53,000
(Australia)

Marathon Brokerage	October 1993	$46 million	92,000
(Canada)

      Our global expansion continued in November 1999, with the acquisition of YorkSHARE Limited, a significant discount broker in the United Kingdom with 120,000 customer accounts. We are also expanding into new markets through joint ventures with strategic partners. In December 1999, we signed an agreement to form a joint venture company in Japan with The Bank of Tokyo-Mitsubishi, Ltd., Japan’s largest bank. Pending regulatory approvals, the new joint venture company will be launched in Spring 2000 and will offer a range of online discount brokerage services. We have also agreed to form a joint venture in India with Tata Finance Limited, one of India’s leading industrial and financial conglomerates, to pursue online brokerage opportunities.

Multi-Channel Delivery Systems

      Our strategy focuses on providing a wide array of high-quality, low-cost products and services to our customers through a variety of distribution channels. We differentiate ourselves from most of our competitors in the brokerage industry by providing full-service multi-channel delivery systems which allow customers to choose how they prefer to do business with us. We provide a variety of electronic channels through which our customers can access our products and services. Customers are able to obtain account information, access a broad array of research information and enter trade orders on an automated basis through these electronic channels at any time, thereby providing added convenience for customers and minimizing our costs of responding to and processing routine customer transactions. In addition to our electronic distribution channels, we maintain an extensive and growing branch office network, supported by 13 regional U.S. and Canadian telephone service centers that support the branch offices during normal business hours, three of which provide after-hours service, thereby providing personal service to the customers of our U.S. and Canadian operations 24 hours a day, seven days a week.

      Over the past three years, our Internet trading services have become an increasingly important part of our business. Trades through our online services represented approximately 62% of our total trading volume for fiscal 1999 and reached 68% in the fourth quarter of fiscal 1999.

Internet Access

      Customers can access their brokerage accounts online through the Internet, including by utilizing online service providers such as America Online and the Microsoft Network. Our Internet web site, marketed under the name TD Waterhouse webBroker, allows customers to engage in a full range of trading activities while online. In addition, webBroker provides customers with access to a broad range of free investing information, including:

•	real-time stock quotes;

•	news and charts;

•	research reports;

•	investment management tools, such as portfolio tracking;

•	stock and mutual fund screening tools;

•	market commentary;

•	technical analysis and alerts; and

•	account management tools which allow customers to review account balances, transaction histories and order status.

      In addition, to assist customers in using online channels, we maintain Electronic Brokerage Support Centers which operate 24 hours a day, seven days a week in the U.S. and extended hours in Canada. These services are available through toll-free numbers to all our online customers.

      We are in the process of developing and implementing a number of enhancements to our online delivery channels. These enhancements are designed to expand the range of products and services available to our customers at any time and to enhance our customers’ access to our online delivery channels. These enhancements include the following:

•	webBroker for our investment advisor customers in the U.S. and Canada, which provides secure access to multiple accounts, block trading and trade allocation and consolidated portfolio reports;

•	webBroker in French for our Canadian customers;

•	webBanking, which permits our customers to access the full range of banking products and services offered by our affiliated banks through links to webBroker; and

•	access to our products and services through hand-held wireless devices, such as pagers, electronic organizers and cellular phones.

Other Electronic Channels

      In addition to Internet access, we offer our customers access to our products and services through the following other electronic channels:

•	Touch-tone Telephone. Our interactive investing systems, TradeDirect® in the U.S. and TeleMax in Canada, provide customers with a convenient way to obtain quotes, place orders and review certain account information using a touch-tone telephone.

•	Voice Recognition. TalkBroker, currently available to the customers of our Canadian operations, is our real time voice recognition market information system which provides customers with real-time Canadian and U.S. equity and stock option quotes and Canadian mutual fund pricing, as well as trading of equities, options and mutual funds, through the use of voice recognition over the telephone. We are currently developing a similar system for our U.S. business. We expect this system to be available in early 2000.

•	Direct Dial-up Access. Customers of our Canadian operations can use their personal computers to access their brokerage accounts online by using free proprietary software provided by us to dial directly into our private computer networks for real-time online brokerage services and market information.

      Our direct dial-up access and touch-tone telephone services are available in both French and English to our Canadian customers.

      Electronic distribution channels have become an increasingly important part of our business in the past several years. We provide significant discounts from our standard commission rates for trades executed through electronic brokerage channels, reflecting the lower cost of providing services through these channels.

Branch Office Network and Service Centers

      We believe that having a significant branch network is an important marketing tool in opening new customer accounts and in maintaining a high level of customer satisfaction and retention. Customers can use branch offices to open accounts, deliver and receive checks and securities, obtain market information, place orders, and obtain related customer services in person. Our branches also offer seminars to existing and prospective customers on a range of topics relating to personal investment strategies. At October 31, 1999, we operated 164 branch offices in 44 states in the U.S. and 38 branch offices in nine provinces in Canada, as well as seven branch offices in Australia, one branch office in Hong Kong and two branch offices in the United Kingdom.

      Our branch office network is supported by 13 regional U.S. and Canadian telephone service centers during normal business hours, three of which provide after-hour service in the U.S. and Canada, including two that are open 24 hours a day, seven days a week.

      United States. During normal business hours, our customers can visit or call a toll-free number to reach an account officer at a local branch to place an order, obtain account information or transact other business. During business hours the account officers in our branches are supported by customer service representatives at our regional customer service centers in New York City, Jersey City, Phoenix, Chicago, Atlanta and San Diego. Customer calls are routed to service centers based on call volume at the branches in order to maximize efficiency and customer service. In addition, after normal business hours and on weekends and legal holidays, customers of our U.S. operations are provided with a toll-free number to reach our after-hours service center. These service centers enable us to make customer service representatives available 24 hours a day, seven days a week to all of our U.S. customers. Customer orders placed during non-market hours are routed to appropriate markets the following business day.

      To allow personnel at branch offices to focus on customer service, we recently opened six account processing centers in the U.S. which provide administrative support to the branch offices. These services include processing customer securities and checks, processing account applications and processing customer correspondence.

      The capacity of the service centers and processing centers allows the branch office network to be maintained at lower staffing levels and to focus on customer service and business development. Every one of our registered representatives at our service centers has immediate access to the customer account and market-related information necessary to respond to an individual customer’s inquiries.

      At October 31, 1999, our branch offices and service centers were staffed by more than 3,200 account officers and customer service representatives. We anticipate further increases in staffing levels will be necessary as trading volume increases.

      We recently completed a significant project to expand and upgrade our call processing system in order to support expected growth while maintaining high levels of customer satisfaction. This project replaced all of our current telephone systems and links with a centralized call processing system developed and installed by Lucent Technologies which automatically routes calls to an available broker at one of three networked service centers or in the branches. The system is designed to use advanced technologies to route calls based on load and broker availability, prioritize queuing of calls based on customer profiles, and direct calls requiring specialized services to the appropriate location.

      Once the call processing system and service center expansion programs have been fully implemented, we estimate that a majority of customer calls will be handled through service centers, thereby allowing branch staff to focus a majority of their efforts on business development and customer assistance and education. In addition, the new system will provide staffing efficiencies, by limiting the number of managers needed to oversee operations, and natural redundancy in the event of disaster or service downtime at one location.

      Canada. Our customers in Canada can reach an investment representative 24 hours a day, seven days a week by using toll-free numbers to contact their local branch office or calling a service center directly. In addition, the local branches are supported by six regional customer service centers located in four provinces. After market hours, customer calls are routed to our after-hours service center in Canada. Customer orders placed after market hours are routed to the appropriate markets the following business day. In addition, further customer assistance is available through our customer support group, which is separate from our call centers. These customer service representatives respond to all customer correspondence and investigate all statement inquiries and discrepancies. Our service centers are staffed with trained specialists providing advice on mutual funds, options and fixed income investments.

      Outside the U.S. and Canada. In Australia, a significant amount of our business is conducted over the telephone at our service center in Sydney. Our customers may place orders, obtain account information and transact other business through this service center five days a week until 8:00 p.m. In order to maintain personal contact with our customers and to develop new business, we operate seven full-service local branch offices.

      In the United Kingdom, we operate a business development office in London and customer service centers in Bradford and Manchester. In Hong Kong, our call center operates five days a week and is open until 12:00 midnight.

Products and Services

      We offer a broad range of products and services to meet customers’ varying investment and financial needs, as well as access to extensive investment news and information. Our products and services are tailored to meet the needs of self-directed individual investors and independent fee-based investment advisors. For fiscal 1999, approximately 85%, 6% and 9% of our customers’ transactions were in equity securities, options and mutual funds, respectively. We do not trade equity securities as principal for our own account, maintain inventories of securities for sale, engage in commodities transactions or otherwise deal in or underwrite securities.

Brokerage Services For Individual Investors

      United States. We offer our customers the ability to buy and sell all U.S. and major foreign exchange-listed, Nasdaq-listed and other equity securities, options, mutual funds, unit investment trusts, variable annuities and fixed income investments, including U.S. Treasuries, zero-coupon bonds, listed and over-the-counter (“OTC”) corporate bonds, municipal bonds, GNMAs and CDs. We offer both margin accounts and cash accounts to our customers. We make commodities transactions available to our customers by acting as an introducing broker for commodities trading. In November 1999, we began to offer our webBroker customers the opportunity to participate in an extended hours trading session for Nasdaq-listed securities through the REDIBook Electronic Communications Network. The extended hours trading session is available Monday through Friday from 4:30 p.m. to 7:00 p.m. Eastern Standard Time.

      Customers must have specific approval to trade options. At October 31, 1999, approximately 167,000 accounts were so approved. To write uncovered options, customers must go through an additional approval process and must maintain a significantly higher level of equity in their brokerage accounts.

      Canada. We offer our customers in Canada the ability to buy and sell all equity securities which are listed on U.S. and Canadian exchanges, Nasdaq and all major foreign exchanges, as well as Canadian and U.S. options, mutual funds, Canadian government and corporate bonds, zero-coupon bonds, strip bonds, Eurobonds, Yankee bonds, U.S. Treasuries and mortgage-backed securities. In addition, customers may buy and sell money market investments, including guaranteed investment certificates, short-term government bonds, term deposits, bankers acceptances, bearer deposit notes, commercial paper, finance company paper and money market strips. Transactions in Canada Savings Bonds and provincial savings bonds are available. We also offer our customers the ability to buy and sell gold and silver certificates.

      Customers must have specific approval to trade options. At October 31, 1999, approximately 68,000 accounts were so approved. Our options specialists offer information to our customers to assist them in their investments in Canadian or U.S. exchange-traded options.

      Over the past several years, an increasing percentage of the trading activity of our Canadian customers has involved U.S. equity securities. For fiscal years 1997, 1998 and 1999, approximately 12%, 16%, and 25%, respectively, of all trading volume in our Canadian operations involved U.S. equity securities.

      We offer our customers the ability to choose from a variety of different types of brokerage accounts and investment plans. Brokerage accounts include margin accounts and cash accounts. The only equity securities which may be traded on margin are stocks which are listed on major Canadian and U.S. exchanges and certain stocks listed on Nasdaq.

      Outside the U.S. and Canada. In Australia, our customers can buy and sell all Australian exchange-listed equities, options, derivatives and managed funds. We do not currently provide margin trading services directly to our Australian customers. We settle such transactions on behalf of our customers with a margin lender. We currently offer our customers the ability to trade U.S. securities listed on Nasdaq, the New York Stock Exchange and the American Stock Exchange.

      In the United Kingdom, our customers can buy and sell all London Stock Exchange and U.S. and Canadian exchange-listed equity securities. We do not currently offer margin trading to our U.K. customers.

      Our Hong Kong operations act as an introducing broker and marketing affiliate to our Canadian operations. This business serves as a liaison between our customers in Hong Kong and our Canadian operations, providing Hong Kong residents with access to all U.S. and Canadian exchange-listed securities. In addition, our Hong Kong customers can also buy and sell local unit trusts (or mutual funds) and fixed income products. Since November 1999, customers of our Hong Kong operations may trade Hong Kong exchange-listed securities.

Mutual Funds

      United States. Through the TD Waterhouse Mutual Fund Network, we currently offer our U.S. customers access to over 9,000 mutual funds from over 495 fund families, including over 1,400 no-fee, no-load mutual funds in over 225 fund families which customers can trade with no transaction fees (“NTF”), which are part of our NTF program. Under our NTF program, we receive fees from the funds and fund sponsors for providing services for the TD Waterhouse Mutual Fund Network program, including record keeping and shareholder services. These fees are based upon balances of customer assets invested in the participating funds through us. For no-load funds which are not part of the NTF program, we currently charge our customers a flat fee per trade, regardless of the size of the transaction. Our broad mutual fund offerings provide our customers with simplified record keeping and investment monitoring through the use of one consolidated statement. Customer assets held by us that have been purchased through the TD Waterhouse Mutual Fund Network, excluding our proprietary funds, totaled $12 billion at October 31, 1999. Assets held in mutual funds in our NTF program were approximately $4.4 billion at October 31, 1999.

      Our proprietary funds include four taxable and two tax exempt money market funds and the TD Waterhouse Dow 30 Fund, all of which are advised by one of our subsidiaries. Customer assets invested in the TD Waterhouse proprietary funds totaled approximately $8 billion at October 31, 1999. Fees received by us from these proprietary funds for providing transfer agent services, shareholder services, administration and investment management are based upon daily balances of customer assets invested in these funds.

      Canada. We offer investors 1,200 different mutual funds from over 70 fund families including over 80 funds in the Green Line Family of Funds which are managed by our affiliate, TD Asset Management Inc. We receive customary trailer fees from the funds, including the funds managed by our affiliate, based upon balances of customer assets invested in the participating funds through us. We do not charge a commission on no-load funds and most load funds. We do charge a commission for certain load funds. There is a regular redemption fee for all load and no-load funds with the exception of the Green Line Family of Funds. Customer assets held by us in mutual funds totaled $5.5 billion at October 31, 1999, including $3.4 billion of assets invested in the Green Line Family of Funds.

      In addition, our team of mutual fund specialists provide our customers with important comparative information about the 1,200 mutual funds we make available to our Canadian customers. Our TD Waterhouse FundSelect Internet tool allows our online customers to compare all the Canadian mutual funds available through us by key criteria.

      Under the Green Line Managed Assets Program, our mutual fund specialists assess the investment needs of customers and assist them in designing a portfolio made up of a selection of the mutual funds offered by us tailored to their investment objectives. Funds in the Managed Assets Program include both load funds and no-load funds, but are sold on a commission-free basis. The cost to our customers participating in this program is much lower than a traditional full-commission brokerage program for the benefits of having a portfolio manager determine the appropriate asset mix, select the funds in which to invest, monitor and rebalance the fund mix on a regular basis and provide a detailed performance report of the customer’s portfolio.

Special Services

      In addition to the primary services offered to our customers, we seek to differentiate ourselves from other discount brokers and build long-term client relationships by providing additional services to meet specific needs and requirements of our customer base, including:

•	Customer Relationship Officers. Our staff of specially trained customer relationship officers assists our customers in developing asset allocation strategies and evaluating investment choices with the goal of enhancing customer awareness of their investment options and encouraging customers to consolidate their various investment assets at TD Waterhouse.

•	Services for Active Customers. In the U.S., our Investors Advantage program provides special benefits and privileges to our more active customers, including reduced margin rates and priority service. In Canada, a select group of our most active investors may participate in our President’s Account program. Members of this program receive substantial savings on commissions, reduced margin loan rates, premium rates on investment balances, free online connect time, free real-time quotes, free investment reports, priority telephone services, and an annual trading summary.

•	Multi-Lingual Services. Through selected branch offices and service centers in our major markets, we provide brokerage services and access to all our products and services to customers whose primary language is French, Spanish, Mandarin, Cantonese and certain other Asian languages.

•	Investment Guidance. Through selected branch offices, we provide our customers with guidance regarding fixed income investing and assistance selecting among a full-range of mutual funds and money market investments.

•	IPOs and New Issues. In Canada and the U.S., we provide access to registered offerings of new issues to our qualified customers through an arrangement with our affiliate, TD Securities Inc., when it participates as underwriter or a selling group member in these offerings. In December 1999, we entered into a joint venture with The Charles Schwab Corporation, Ameritrade Holding Corporation and several other parties to form an investment bank which will provide our qualified U.S. customers with online access through webBroker to initial public offerings that this newly formed investment bank underwrites.

Retirement Services and Registered Plans

      United States. We offer a variety of no-fee, no-minimum balance retirement plan products for both individuals and businesses. We offer various IRAs for individuals as well as SEP plans, profit sharing plans, 401(k) plans and other retirement plans for businesses and self-employed individuals. Customers are provided with investment and savings assistance through our Retirement Planning Guide to assist in determining retirement needs, our Retirement Plans Customer Service Desk or by using our online Retirement Planning Center.

      Canada. In addition to brokerage accounts, our Canadian customers may open registered accounts, which shelter eligible investments from income taxes while saving for retirement or education. The registered accounts we offer include self-directed RSPs, self-directed RIFs, registered education savings plans and Quebec stock savings plans.

Brokerage Services For Investment Advisors

      United States. Through our TD Waterhouse Institutional Services Division, which operates out of two regional offices, we offer a full range of brokerage execution and operational support services to independent fee-based registered investment advisors and to financial institutions, such as banks and trust companies, which provide trust and other investment services for their clients. The clients of such advisors benefit from our discounted commissions. Clients of advisors generally pay a fee to their advisor for his or her advice and pay a commission to us for execution and custodial services.

      This division of our business has its own sales force and marketing strategy. Specialized technology, including proprietary software and data translation interfaces, is provided to all advisors. An experienced relationship manager is assigned to each advisory firm. A range of products and services which have been individualized to meet the needs of financial advisors are available, including block trading and trade allocation, processing management fees payable to advisors, free investment research, online trading, downloads of client account information and consolidated monthly statements of client accounts. In addition, Internet trading services are available to our investment advisor clients through webBroker. This division now serves over 2,500 investment advisors who manage total customer assets through accounts with us of over $9.5 billion.

      Through the TD Waterhouse referral program, AdvisorDirect, we provide qualified customers with referrals to registered investment advisors meeting certain minimum requirements, including registration with the SEC, and who agree to maintain custody of their clients’ assets at TD Waterhouse. In order to qualify for this referral service, our customers must have a portfolio with a balance of at least $100,000. While benefiting our retail customers, this program also benefits our investment advisor clients by providing participating registered investment advisors access to our U.S. customer base of over 1.6 million active customer accounts. We do not pay to or receive from the registered investment advisors any fees or compensation for participation in the TD Waterhouse referral program.

      Our managed assets network is a service we make available to the financial advisors who conduct business through us and to their clients. This customized portfolio management program offers advisors and their clients access to more than 50 equity and fixed income portfolios managed by a select group of institutional asset managers. Among the benefits of the managed assets network are low asset management fees and substantially lower minimum investment requirements than would be available to these financial advisors on their own. In addition, it enables registered investment advisors to delegate sophisticated analysis to institutional managers.

      Canada. Since 1987, our Canadian operations have provided securities trading, clearing, settlement and account administration services to independent investment counselors across Canada. Capitalizing on a growing acceptance of outsourcing in the Canadian investment community, we generate revenue by providing an administration model for those counselor firms seeking an alternative to running their own traditional proprietary back office.

      By leveraging our investment in technology, economies of scale and management expertise, we can offer investment counselors quality administration services at a competitive price. Investment counselors manage private client accounts under our product label. Trade commissions on the accounts are paid to us, and we assume responsibility for account opening, trading, credit and regulatory compliance. As of October 31, 1999, we serviced 93 investment counselor firms and had approximately 12,600 accounts and $1.3 billion under administration.

      Outside the U.S. and Canada. Through our Australian operations, we offer a broad range of brokerage execution and operation support services to independent fee-based investment advisors. The clients of the investment advisors pay the advisor a fee and pay us a commission for trades executed. Our webBroker permits the independent advisor to link up multiple client accounts for ease of reference. Our recently launched Premium webBroker facility provides the investment advisors with a full range of market and client data on an integrated basis. In Hong Kong, apart from our call center operations, we have commissioned investment executives to serve the customers of our Hong Kong operations during market hours. The services of such investment executives are at higher commission rates.

Cash Management Services

      United States. Our customers in the U.S. can choose to have cash balances in their accounts automatically swept, on a daily basis, into any of a selection of money market funds or an FDIC-insured money market deposit account offered through TD Waterhouse Bank, N.A., our affiliate. On certain existing brokerage accounts, we pay interest on cash balances. Our customers with online accounts are required to establish an Investors Money Management (“IMM”) account. Customers with IMM accounts may access available funds in their accounts either with a personal check or a VISA® CheckCard. When a customer with an IMM account is approved for margin trading, the checks and CheckCard also provide access to margin cash available. Other services available to our customers to help them manage their finances and investments include direct deposits into their brokerage account, automated transfers from their bank to brokerage account, periodic investing whereby customers can add to a mutual fund position each month or quarter, dividend reinvestment and electronic bill payment which permits customers to pay bills by touch-tone telephone.

      Canada. We pay interest at competitive rates on all cash balances in the brokerage accounts of our Canadian customers, including all cash dividends and interest earned on investments. We offer an automatic deposit service to a TD Bank account. Customers may elect to have interest and dividend income in both U.S. and Canadian funds automatically deposited to a Green Line Income Generation Account. Our customers may also access funds in their brokerage account through checking, ATM account access and electronic funds transfer, which are provided through TD Bank. Other services available to our customers include monthly investments in mutual funds with automatic withdrawals from the customer’s brokerage account or bank account.

Investor Information Services

      We provide a broad spectrum of free investment information and research tools to our active customer base in order to help the self-directed investor with his or her investment decisions. These include printed research materials, such as Standard & Poors’s research reports, as well as quote information, charts of stock prices, portfolio tracking, stock and mutual fund performance and screening tools and links to significant Internet financial services web sites. We also provide our customers with information and research online. Our partnership with leading content providers gives our online customers access to a broad range of financial information and facilitates their ability to make informed investment decisions. Both in the United States and Canada, in addition to the delayed quotes, charts, and personal portfolio tracker which are freely available to anyone who visits our web site, we provide our webBroker customers with access to research, financial data and news to assist them in making investment decisions.

Retail Banking Products and Services

      United States. We offer our customers related financial products and services provided by our affiliate, TD Waterhouse Bank, N.A. In addition to the FDIC-insured money market sweep account offered through our retail brokerage business, the products and services of TD Waterhouse Bank, N.A. include interest-bearing checking accounts, fixed term certificates of deposits, Visa and MasterCard credit cards, electronic bill payment via touch-tone telephone, unsecured lines of credit, and mortgage services through an arrangement with an unaffiliated financial institution. In addition, customers can utilize TD Waterhouse Bank, N.A.’s webBanking service to perform certain banking transactions online. Customers can access their brokerage account through a TD Waterhouse Investors Money Management Account. In addition, customers with a TD Waterhouse brokerage account and a TD Waterhouse Bank, N.A. checking account may transfer funds online or by telephone between such accounts through our Funds Transfer Link program. Customers enrolled in our Funds Transfer Link program also have access to a consolidated financial summary, which lets them view their TD Waterhouse bank and brokerage balances on one screen. The products of TD Waterhouse Bank, N.A. have been designed to assist our customers in managing their investments and personal finance. In connection with the reorganization, we have entered into agreements with TD Waterhouse Bank, N.A. with respect to marketing, distribution and management support.

      Canada. Our MoneyLink service provides our customers with access to their brokerage account by offering a variety of banking services including Canadian and U.S. dollar checking, TD Bank in-branch banking, automated banking machine access, telephone banking and web banking. These services provide our customers with access to the funds in their brokerage accounts 24 hours a day, seven days a week. TD Access telephone and web banking services allows customers to transfer funds from any personal TD Bank account to their brokerage account using the “bill payment” function. Customers may also use electronic funds transfer to transfer funds from their brokerage account to any bank account in Canada.

Insurance Products

      We provide our Canadian customers with access to insurance professionals who can offer travel, home, auto and life insurance. Life insurance is offered by agents of Toronto Dominion Life Insurance Company. Travel insurance is provided under a group insurance contract we hold for our customers. Home and auto insurance products are offered to our clients through Vector Intermediaries Inc., an unaffiliated insurance broker.

Customer Financing

      We conduct securities transactions for our customers on either a cash or margin basis. In an account authorized for margin trading, we may lend our customers a portion of the market value of certain securities up to the limit imposed by applicable authorities, which for most equity securities is initially 50%. As a matter of policy, we generally require our customers to maintain higher percentages of collateral values than the minimum percentages required under these regulations. In specific situations involving stocks that are exhibiting a high degree of volatility, we may elect to increase the required collateral value percentage even higher or prohibit customers from buying shares of those stocks on margin at all. Margin loans are collateralized by the securities in the customer’s account.

      Interest on margin loans to customers provides an important source of our revenue. During fiscal 1999, outstanding margin loans to customers averaged $3.7 billion to the customers of our U.S. operations and $748 million to the customers of our Canadian operations and grew to $4.9 billion and $941 million, respectively, by October 31, 1999. In permitting a customer to engage in margin or short sale transactions, we face credit risk if the customer fails to meet his or her obligations in the event of adverse changes in the market value of the securities positions in his or her account. In the event of such an adverse change, we require our customers to deposit additional securities or cash, so that the amount of the customer’s obligation is not greater than specified percentages of the cash and market values of the securities in the account.

      We may use cash balances in our customers’ brokerage accounts (other than registered client accounts) to finance margin loans to other clients. With respect to our Canadian operations, the portion of such cash balances not used to finance margin loans to our customers may be utilized by us to finance our day to day operations in Canada, which reduces our cost of funds.

Marketing and Advertising

      Our marketing strategy is focused on three goals: building brand awareness, attracting new customers and retaining and cross-selling to our existing customers value-added products and services. We pursue these goals through a combination of marketing through our branch office network, media, advertising, including outdoor billboard and banner advertising, marketing on our own web sites and other online opportunities, direct mail marketing, public relations, and co-marketing programs. In general, our marketing approach is tailored to fit the investing needs and practices of the local market, the available technological infrastructure, and other relevant factors.

      Our advertising focuses on building awareness of the brand, products and services and positioning us as the discount broker with the most value for the self-directed investor offering the best combination of product offerings, price and customer service. We regularly place print advertisements in a broad range of business, technology and financial publications, including Barron’s, Investor’s Business Daily, Money, SmartMoney, the Wall Street Journal and Kiplinger’s in the United States and The Globe and Mail, National Post, Maclean’s, La Presse and Les Affaires, in Canada. We also advertise regularly on cable television including CNBC, MSNBC and CNN and broadcast television in select local markets. In Canada, we advertise via sponsorship of a daily business report segment on a national television news broadcast and business reports on news broadcasts on regional radio networks.

      Through our web sites, prospective customers can get detailed information on our products and services, access account applications, view an online demonstration and request additional information. We have alliances linking webBroker with America Online, Yahoo! and @ Home Canada. We believe these links are a significant factor in increasing brand awareness and generating leads, as consumers increasingly look to the Internet as a key source of information and commercial activity.

      We also believe that providing an effective customer service team to handle customer needs is critical to our success. Our customer service organization helps customers get online, handles product and service inquiries and responds to all brokerage and technical questions. Our U.S. and Canadian customers have customer service access through a toll-free number 24 hours a day, seven days a week.

      In Canada, our marketing strategy also focuses on leveraging the 900 TD Bank retail outlets. Over 6,500 personal bankers at these branches are trained to assist in account acquisition and to cross-sell our products and services. In Canada, we are also active in providing investment seminars across the country to assist customers in learning about our products and services as well as assisting in their investment decisions. We do community oriented advertising for our Asian language and French communities. We also participate in financial trade shows, which we believe are important in creating branch awareness.

      To establish and build brand awareness of TD Waterhouse in North America and around the world, we launched a $100-million multi-faceted marketing and advertising campaign in the fourth quarter of 1999. Our advertising and marketing costs per new account were approximately $85 in fiscal 1999 and $161 in the fourth quarter of fiscal 1999, which we believe are significantly lower than a number of our primary competitors.

Alliances with Online Providers

      We have developed alliances with selected proprietary online service providers to increase account development and expand distribution. These providers attract significant numbers of users, and our relationships with them give us access to expanded market opportunities. Set forth below are descriptions of our key alliances:

•	America Online. In July 1998, we entered into a two-year agreement with America Online (“AOL”), a private network and Internet service provider. Under the agreement, we are one of four exclusive brokerage partners in the AOL Personal Finance Channel. The agreement provides for extensive marketing and promotional opportunities across AOL properties and for a “mini-TD Waterhouse” site that is resident on AOL’s private network and available to AOL members. We have buttons and banners located primarily in the AOL Personal Finance Channel but also throughout the AOL network, including the AOL home page, that link directly to our mini site on AOL or the TD Waterhouse web site on the Internet. In April 1999, we entered into a one-year agreement with AOL with respect to our Canadian business. Under the agreement, we are one of four exclusive brokerage partners in the AOL Personal Finance Channel that is accessible by Canadian subscribers to AOL, with buttons and banners located in the channel.

•	Yahoo!. We have renewed our advertising agreement with Yahoo!, a web portal/search engine, to promote our U.S. online investing services. Pursuant to the agreement, Yahoo! provides advertising in the form of buttons on the Yahoo! quotes return page and banners in the Yahoo! Finance area and throughout the Yahoo! site.

•	@Home Canada. Effective October 1999, our Canadian subsidiary, TD Waterhouse Investor Services (Canada), Inc., and TD Bank entered into a one-year agreement with @Home Canada Inc., a provider of internet services to Canadian cable companies. The agreement provides for a marketing alliance in which @Home Canada subscribers can access investing information and electronic banking and brokerage services sponsored by TD Waterhouse Canada and TD Bank.

•	IPO and New Issue Access. We are currently implementing an arrangement with a newly formed investment bank of which we are a co-founder, to provide online access to IPOs to our customers.

Clearing Operations

      We perform clearing services for all securities transactions in our customer accounts. These services involve issuing trade confirmations, settling and transferring payment for securities on the settlement date, providing custodial services for securities and cash held in the customers’ accounts and similar functions involved in all securities trading transactions.

      We also provide clearing services for approximately 19 other unaffiliated broker-dealers (referred to as “introducing brokers”) in the U.S. and Canada representing approximately $1.6 billion in assets at October 31, 1999. As part of our clearing services for third parties, we maintain certain books and records for the introducing brokers, hold securities and free cash balances of the introducing brokers’ customers, execute and settle trades for those customers and, when appropriate, extend margin loans to those customers. These clearing operations have generated additional revenues as well as contributed to increased operating margins.

      The vast majority of our customer transactions are cleared through the facilities of the National Securities Clearing Corporation or the Options Clearing Corporation for our U.S. clearing operations, and through the facilities of the Canadian Depository for Securities, the Canadian Derivative Clearing Corp. and the Mutual Fund Clearing & Settlement Service for our Canadian clearing transactions. Certain other transactions, such as mutual fund transactions and transactions in securities not eligible for settlement through a clearing corporation, are settled directly with the mutual funds or other financial institutions or through agents in those markets.

      Our U.K. and Australia operations also perform similar services for all securities in their customer accounts. Our Hong Kong subsidiary clears its customers’ trades in U.S. and Canadian exchange-listed securities through our Canadian clearing operations. In November 1999, our Hong Kong subsidiary began clearing its customers’ trades in Hong Kong exchange-listed securities through the Hong Kong Securities Clearing Company Limited.

      In connection with our customers’ activities, we borrow securities both to cover short sales and to complete customer transactions in the event a customer fails to deliver securities by the required settlement date. We collateralize these borrowings by depositing cash or securities with the lender and receive a rebate calculated to yield a negotiated rate of return. When lending securities, we receive cash or securities and generally pay a rebate to the other party in the transaction at a rate calculated to yield a negotiated return. Securities lending and borrowing transactions are executed pursuant to written agreements with counterparties that require that the securities borrowed be “marked-to-market” on a daily basis and that excess collateral be refunded or that additional collateral be furnished in the event of changes in the market value of the securities. The securities usually are “marked-to-market” on a daily basis through the facilities of the various national clearing organizations.

Competition

      United States. All aspects of our business are highly competitive. We compete directly with a broad range of companies seeking to attract consumer financial assets, including full-service discount brokerage firms, mutual fund companies, investment banking firms, commercial and savings banks, insurance companies and others. The financial services industry has become considerably more concentrated as numerous securities firms have been acquired by or merged into other firms. Some of these competitors have greater financial resources than we do and offer certain additional financial products and services. In addition, we expect competition from domestic and international commercial banks to increase as a result of recent legislative and regulatory initiatives in the U.S. (including the passage of the Gramm-Leach-Bliley Act in November 1999) to remove or relieve certain restrictions on mergers between commercial banks and other types of financial services providers. We primarily compete with these firms on the basis of quality of customer service, breadth of products and services offered, prices, accessibility through delivery channels, and technological innovation and expertise.

      Discount brokerage firms and online-only financial services providers compete vigorously with us with respect to commission charges. Full-commission brokerage firms also offer discounted commissions to selected retail brokerage customers. In addition, some of our competitors in both the full-commission and discount brokerage industries have substantially increased their spending on advertising and direct solicitation of customers.

      Competition in the online-trading business has become similarly intense as recent expansion and customer acceptance of conducting financial transactions online has attracted new brokerage firms to the market. Price competition continues to intensify in online investing as traditional brokerage firms have entered the market and existing competitors have aggressively sought to gain market share. We have experienced declines in our average commission per trade as the proportion of our customers using electronic brokerage channels, which provide discounts from our standard commission rates, has increased. As the proportion of our customers who utilize electronic distribution channels continues to grow, we expect that the average commission per trade will continue to decline.

      Canada. In contrast to the U.S. market, market share in Canada is concentrated amongst a limited number of institutions. We believe our client base as measured by the total number of accounts represents approximately 45% of the total discount brokerage market.

      Given the perceived attractiveness of the wealth management market segment and the enhanced profile of discount brokerage over the past several years, competition continues to be intense. In addition to the various bank or trust owned discount brokers, several dedicated operators have recently entered the Canadian market. These include E*Trade Canada and Charles Schwab Canada, which in 1999 purchased the businesses of two small brokerage firms. We also expect that a number of mutual fund and insurance companies will enter the discount brokerage market in the near future. Many of these competitors have adopted aggressive pricing as their primary strategy to obtain market share.

      Outside the U.S. and Canada. The discount brokerage market in Australia is just developing. Our competitors in Australia include Commonwealth Securities Ltd., which is a bank-owned discount broker, and E*Trade. Currently we are the second largest discount broker in Australia, based on trading volume, behind Commonwealth Securities. The discount brokerage market in the United Kingdom is relatively underdeveloped and very fragmented. We are continuing to expand our operations in the United Kingdom. In Hong Kong, local securities brokerage firms are venturing into the internet-based trading market, which is currently relatively fragmented and underdeveloped. We are the first major discount brokerage to have a presence in Hong Kong.

Technology and Information Systems

      We maintain sophisticated and proprietary technology that automates traditionally labor-intensive securities transactions and provides us with a platform to support our operations. We believe that our ability to effectively leverage technology to improve our products and services has been a key component in the development of our franchise. Our systems provide customers with efficient service and have the fundamental advantage of being scalable and adaptable as usage increases and service and product offerings are expanded.

      Our technology platform is supported by an internal staff of programmers, developers and operators. In addition, we have dedicated quality control analysts, web site developers, technical writers and design specialists who are responsible for ensuring that our electronic access channels are easy to use, dependable and reflect the most current enhancements and features.

      Our standard development model is to build our electronic commerce systems using a three-tier approach. The first tier is the “client presentation” layer, which consists of our various delivery channels: Internet, PC dialup, touch-tone, and voice recognition. We typically code these applications ourselves, or in conjunction with an outside vendor, to ensure that we retain the associated competitive advantage.

      The second layer is our “middleware,” which validates and logs transactions, formats them for the appropriate back office systems, and returns the completed transaction to the user. By separating the third layer from the client presentation layer, we allow ourselves the ability to change presentation easily or to change back office systems without affecting the client directly.

      Finally, the third layer consists of back office systems, quotation services, and other databases. Specific formats are required to communicate with each of these systems, but the presentation and middleware layers are unaffected by these complexities.

      In the U.S., the primary component of our system with respect to online trading is our middleware component. Our middleware unifies front-end applications and multiple interfaces, supports different languages, hardware platforms and protocols, and establishes the interface between ADP, our back-office service provider, and our customers who execute transactions via webBroker or TradeDirect. In Canada, our middleware is currently used only on our web product.

      ADP, in the U.S., and ISM, in Canada, are our providers of back office services including broker terminal services, order entry systems and other information necessary to run our business, including transaction summaries, data feeds for compliance and risk management, execution reports, and trade confirmations. Our systems, which are maintained independently of their systems, accept trading orders and forward them to the back-office service provider for processing. Our data systems also contain our customer profile data base functions, perform functions to enable our customers on webBroker and provide other support to our clearing divisions.

      We continue to make significant investments in systems technology. To enhance the capacity and reliability of our systems, we have established two separate data centers in each of Jersey City, New Jersey for our U.S. business and in Toronto for our Canadian business. These facilities support network services, trading and investor services. These are fully redundant data centers which allow the business to be run from a single site should the other fail. To provide for system continuity during potential outages, we also have equipped our computer facilities in both countries with uninterruptible power supply units, as well as back-up generators.

      The secure transmission of confidential information over public networks is a critical element of our operations. We use a combination of proprietary and industry standard security measures to protect customers’ accounts. Customers are assigned unique account numbers, user identifications and trading passwords that must be used each time they log on to the system. We rely on industry-standard encryption and authentication technology, including public key cryptography technology licensed from RSA Data Security, Inc., to provide the security and authentication necessary to effect the secure exchange of information. Touch-Tone telephone transactions are secured through a personal identification number, the same technology used in the ATMs. We have an agreement to provide digital certification and authentication services for electronic commerce for our web servers through VeriSign, Inc.

Government Regulation; Net Capital Requirements

      The businesses in which we operate are subject to extensive regulation and supervision under federal, state and provincial law in the U.S. and Canada and under the applicable laws of each other country in which we conduct business. The various governmental authorities and industry self-regulatory organizations which have supervisory and regulatory jurisdiction over us generally have broad enforcement powers to censure, fine, issue cease-and-desist orders or suspend or expel a broker-dealer or any of its officers or employees who violate applicable laws or regulations.

Securities Regulation

      United States. The securities industry in the U.S. is subject to extensive regulation under both federal and state laws. The Securities and Exchange Commission is the federal agency responsible for the administration of the federal securities laws. Our U.S. brokerage and clearing subsidiaries are registered as broker-dealers, and our subsidiary which acts as advisor to our proprietary U.S. mutual funds is registered as an investment advisor, with the SEC. Much of the regulation of broker-dealers has been delegated by the SEC to self-regulatory organizations, principally the Municipal Securities Rulemaking Board, the National Association of Securities Dealers and the New York Stock Exchange, which has been designated by the SEC as our primary regulator. These self-regulatory organizations adopt rules (subject to approval by the SEC) that govern the industry and conduct periodic examinations of the operations of our U.S. brokerage and clearing subsidiaries. Securities firms are also subject to regulation by state securities administrators in those states in which they conduct business. Our U.S. brokerage and clearing subsidiaries are registered as broker-dealers in all 50 states, the District of Columbia and Puerto Rico.

      Broker-dealers in the U.S. are subject to regulations covering all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of customers’ funds and securities, capital structure, record keeping, the conduct of directors, officers and employees, possession and control of customer funds and securities, margin lending and execution and settlement of transactions.

      Our U.S. brokerage and clearing subsidiaries are members of the Securities Investor Protection Corporation (“SIPC”), which provides, in the event of the liquidation of a broker-dealer, protection for customers’ accounts of up to $500,000 for each customer, subject to a limitation of $100,000 for claims for cash balances. The SIPC is funded through assessments on registered broker-dealers. In addition, we have arranged for full supplemental insurance coverage of customer securities through Asset Guaranty Insurance Company. Neither SIPC nor this supplemental coverage provides coverage for losses due to market fluctuations.

      Canada. The securities industry in Canada is under the jurisdiction of the provincial and territorial governments and is subject to extensive regulation. Each province or territory has a securities commission (or equivalent) that is responsible for the administration of the securities legislation of that jurisdiction. Our Canadian brokerage subsidiary is registered as an investment dealer or its equivalent in all provinces and territories in Canada and is a member of The Investment Dealers Association of Canada (“IDA”). Much of the regulation of investment dealers has been delegated to the IDA, a self-regulatory organization, which is the primary regulator of our Canadian brokerage subsidiary. The IDA adopts rules in conjunction with the various securities commissions that govern the industry and conducts yearly examinations of our Canadian brokerage subsidiary. Our Canadian brokerage subsidiary may acquire a seat on one or more of the stock exchanges in Canada.

      Broker-dealers in Canada are subject to regulations covering all aspects of the securities business including sales practices, possession and control of customer funds and securities, capital structure, record keeping, the registration and conduct of directors, officers and employees, margin lending, execution and settlement of transactions and trade practices among broker-dealers.

      Our Canadian brokerage subsidiary is a member of the Canadian Investor Protection Fund (“CIPF”) which provides, in the event of the bankruptcy or insolvency of a broker-dealer, protection for customers’ accounts of up to Cdn.$1,000,000 for each customer. The CIPF is funded through assessments on registered broker-dealers.

      Outside the U.S. and Canada. Our Australian operations are regulated by the Australian Securities and Investment Commission which is the regulator of all federal legal requirements for Australian broker-dealers. The Australian corporations law delegates the power of specific regulation of stockbrokers to the Australian Stock Exchange (“ASX”). The ASX Business Rules set out all mandatory requirements of brokers including those relating to minimum liquid capital, client relations, record keeping, dealing practice, trust accounts and the conduct of directors and officers. ASX Business Rules require membership in the National Guarantee Fund which acts to protect investors in the event of a broker liquidating. There are minimum liquid capital requirements for a broker-dealer set out in ASX Business Rules.

      Our United Kingdom operations are primarily regulated by the Securities and Futures Authority, which imposes minimum capital requirements. These requirements are based on ongoing expenditures levels as well as market related risk exposures.

      The Securities and Futures Authority also issues and enforces numerous rules and regulations covering such areas as handling of client assets, record keeping and other activities. Compliance with these rules is subject to ongoing verification. Noncompliance can result in reprimands, fines, suspensions and authorization reductions or withdrawals. Our United Kingdom brokerage subsidiary is also obliged to comply with the rules and regulations of the London Stock Exchange.

      Our Hong Kong brokerage subsidiary operates in Hong Kong as an introducing broker and marketing affiliate of our Canadian brokerage operations. This subsidiary is regulated by the Securities and Futures Commission of Hong Kong. Our other Hong Kong brokerage subsidiaries are registered as securities dealers with the Securities and Futures Commission of Hong Kong and one of these subsidiaries is a member of the Stock Exchange of Hong Kong Ltd.

Capital Requirements

      United States. As registered broker-dealers and members of the NASD, our U.S. brokerage and clearing subsidiaries are subject to the SEC’s net capital rule, Rule 15c3-1, promulgated under the Securities Exchange Act of 1934. Net capital is essentially defined as net worth (assets minus liabilities), plus qualifying subordinated borrowings and certain discretionary liabilities, less certain mandatory deductions that result from excluding assets that are not readily convertible into cash and from valuing conservatively certain other assets. Among these deductions are adjustments (called “haircuts”) which reflect the possibility of a decline in the market value of an asset prior to its disposition.

      The NYSE monitors the application of the net capital rule to our U.S. brokerage and clearing subsidiaries. The net capital rule, which specifies a minimum net capital requirement for registered broker-dealers, is designed to measure the general financial integrity and liquidity of a broker-dealer and requires that at least a minimum part of its assets be kept in relatively liquid form. TD Waterhouse Investor Services, Inc., our U.S. brokerage subsidiary, computes net capital under the basic method, which requires minimum net capital equal to the greater of $250,000 or 6 2/3% of aggregate indebtedness. In addition, it may not permit its aggregate indebtedness to all other persons to exceed 1,500 percent of its net capital. National Investor Services Corp., our U.S. clearing subsidiary, computes net capital under the alternative method, which requires minimum net capital equal to the greater of $250,000 or 2% of aggregate debit items arising from customer transactions. A broker-dealer may be required to reduce its business if its net capital is less than 4% of aggregate debit balances and may also be prohibited from expanding its business or paying cash dividends if resulting net capital would be less than 5% of aggregate debit balances (accounts due from customers). In addition, the net capital rule does not allow withdrawal of subordinated capital if net capital would be less than 5% of such debit balances. At October 31, 1999, our U.S. brokerage and clearing subsidiaries had net capital of approximately $21.4 million and $381 million, respectively, which exceeded their minimum net capital requirements by $18.9 million and $277.3 million, respectively.

      The net capital rule also limits the ability of broker-dealers to transfer capital to parent companies and other affiliates. Under the net capital rule, equity capital cannot be withdrawn from a broker-dealer without the prior approval of the SEC when net capital after the withdrawal would be less than 25% of its securities position. In addition, the net capital rule requires a broker-dealer to notify the SEC and the appropriate self-regulatory organization two business days before a withdrawal of excess net capital if the withdrawal would exceed 30% of the broker-dealer’s excess net capital, and two business days after a withdrawal that exceeds 20% of excess net capital, provided that no such notice need be given if the withdrawal is less than $500,000. Finally, the net capital rule authorizes the SEC to order a freeze on the transfer of capital if a broker-dealer plans a withdrawal of more than 30% of its excess net capital and the SEC believes that such a withdrawal would be detrimental to the financial integrity of such broker-dealer or would jeopardize the broker-dealer’s ability to pay its customers.

      Compliance with the net capital rule could limit those operations of our registered broker-dealer subsidiaries in the U.S. that require the intensive use of capital, such as our clearing operations and the financing of customer account balances, and also could restrict their ability to pay dividends, repay debt and redeem or purchase shares of their outstanding stock. Failure to maintain the minimum net capital required by the net capital rule could subject a firm to suspension or expulsion by the NYSE and the NASD, certain sanctions by the SEC and other regulatory bodies, and ultimately could lead to a firm’s liquidation. A change in such rules, or the imposition of new rules, affecting the scope, coverage, calculation or amount of such net capital requirements, or a significant operating loss or any unusually large charge against net capital, could adversely affect the ability of our brokerage and clearing subsidiaries in the U.S. to expand or maintain present levels of business or pay dividends or interest.

      Canada. As a member of the IDA, our Canadian brokerage subsidiary must meet rules regarding minimum levels of risk adjusted capital, which is calculated in accordance with a prescribed financial questionnaire and report and can generally be described as qualifying capital (equity, retained earnings and qualifying subordinated debt) less non-allowable assets, i.e., items not readily convertible to cash, margin charges which reflect an assessment of the risk of a decline in market value of assets and the risk associated with the ultimate collection of client receivables, and a securities concentration charge. The IDA monitors the risk adjusted capital by means of a monthly and annual financial reporting audit and early warning reporting requirements.

Employees

      At October 31, 1999, on a full-time equivalent basis, we employed 6,129 persons. A total of 4,214 of these employees are based in the U.S. and 1,569 are based in Canada. Our Australia operations employed approximately 145 persons, our U.K. operations employed approximately 161 persons and our Hong Kong operations employed 40 persons. None of our employees is subject to a collective bargaining agreement. We believe that our relations with our employees are good.

Executive Officers of the Registrant

      We have set forth below certain information for each person who serves as an Executive Officer of TD Waterhouse.

Name	Age	Position

Stephen D. McDonald	43	Chief Executive Officer and Deputy Chairman

Frank J. Petrilli	49	President and Chief Operating Officer

John G. See	42	Vice Chairman

Joseph N. Barra	40	Executive Vice President

John H. Chapel	47	Executive Vice President

A. Wayne Kyle	51	Executive Vice President, Human Resources

Bharat B. Masrani	43	Executive Vice President

Randall M. Miller	40	Executive Vice President, Marketing

Richard H. Neiman	49	Executive Vice President, General Counsel and Secretary

Gerard J. O’Mahoney	45	Executive Vice President

Richard J. Rzasa	40	Executive Vice President and Chief Information Officer

B. Kevin Sterns	53	Executive Vice President and Chief Financial Officer

      Stephen D. McDonald serves as the Deputy Chairman of the Board of Directors and Chief Executive Officer of TD Waterhouse and is Vice Chair of TD Bank Financial Group. Mr. McDonald joined TD Bank in 1983 and since then has occupied various positions, including Vice Chair, Group Administration; Executive Vice President, Corporate Banking; and Senior Vice President, USA Division, Corporate and Investment Banking Group.

      Frank J. Petrilli serves as the President and Chief Operating Officer and a director of TD Waterhouse. Mr. Petrilli is also currently an Executive Vice President of TD Bank Financial Group. Since 1997, Mr. Petrilli has served as President and Chief Executive Officer, TD Waterhouse Holdings, Inc. and from 1998 to 1999 as a Senior Vice President, TD Bank Financial Group. Mr. Petrilli joined TD Waterhouse Holdings, Inc. in 1995 as President and Chief Operating Officer. Prior to joining TD Waterhouse Holdings, Inc., Mr. Petrilli served in senior management positions at American Express, including President and Chief Operating Officer of American Express Centurion Bank (a wholly owned subsidiary of American Express), from 1988 to 1995.

      John G. See serves as the Vice Chairman of the Board of Directors of TD Waterhouse. Mr. See is also the President and Chief Executive Officer of TD Waterhouse Investor Services (Canada), Inc. From 1995 to 1999, Mr. See served as President and Chief Operating Officer of TD Waterhouse Investor Services (Canada), Inc., formerly, Green Line Investor Services, Inc. and since 1995 as Senior Vice President, TD Bank Financial Group. Mr. See joined TD Bank in 1981 and since then has held various positions of increasing responsibility the Corporate and Investment Banking Group in Houston, New York and London.

      Joseph N. Barra serves as Executive Vice President, TD Waterhouse, with responsibility for clearing operations in the U.S. Since January 1997, Mr. Barra has served as President of our subsidiary, National Investor Services Corp. and Chief Executive Officer since March 1998. Mr. Barra joined TD Waterhouse

Holdings, Inc. in 1996 as President of the clearing division of Waterhouse Securities. Prior to joining TD Waterhouse Holdings, Inc., Mr. Barra was Executive Cashier and Vice President of National Financial Services Corporation, a wholly owned subsidiary of Fidelity Investments.

      John H. Chapel serves as Executive Vice President, TD Waterhouse, with responsibilities for all areas of brokerage operations in the U.S. Since 1995, Mr. Chapel has served as President of our subsidiary, TD Waterhouse Investor Services, Inc. with responsibility for all areas of brokerage operations. Mr. Chapel joined Waterhouse Securities, Inc. in 1981 and has held various positions including Executive Vice President, Branch Administration.

      A. Wayne Kyle serves as Executive Vice President, Human Resources, TD Waterhouse. Since 1996, Mr. Kyle has served as Executive Vice President, Human Resources, TD Waterhouse Holdings, Inc. Mr. Kyle joined TD Bank in 1971 and since then has held various positions including Vice President, Human Resources, Investor Services Division, TD Bank Financial Group.

      Bharat B. Masrani serves as Executive Vice President, TD Waterhouse, with responsibility for all areas of brokerage operations in the UK and Europe. Since 1997 until the date of the reorganization, Mr. Masrani served as Senior Vice President, Corporate Banking (London, England). Mr. Masrani joined TD Bank Financial Group in 1987 and since then has held various positions including Vice President, Corporate Banking (London, England) and Vice President, Corporate Banking (Bombay, India).

      Randall M. Miller serves as Executive Vice President, Marketing, TD Waterhouse. Since February 1994 until the date of the reorganization, Mr. Miller has served as a Senior Vice President and Executive Vice President of TD Waterhouse Investor Services, Inc.

      Richard H. Neiman serves as Executive Vice President, General Counsel and Secretary, TD Waterhouse. Since July 1994, Mr. Neiman has served as Executive Vice President and General Counsel, TD Waterhouse Holdings, Inc. Prior to joining TD Waterhouse Holdings, Inc., Mr. Neiman was a Director of Regulatory Advisory Services at Price Waterhouse LLP in Washington, D.C. from 1990 to 1994 and served in various legal positions at Citicorp in New York, including General Counsel of its Global Equities Group, from 1979 to 1989.

      Gerard J. O’Mahoney serves as Executive Vice President, TD Waterhouse, with responsibility for Canadian and overseas clearing and securities services operations. Since 1996, until the date of the reorganization, Mr. O’Mahoney served as Senior Vice President, TD Securities Services, Wealth Management Services. Mr. O’Mahoney joined TD Bank Financial Group in 1982 and has since held various positions including Assistant General Manager, Operations, Corporate Banking (London, England) and Director, Administration TD Australia Ltd. (Melbourne, Australia), Investor Services Division and Vice President, Mutual Funds Operations, Investor and Trust Services Division.

      B. Kevin Sterns serves as Executive Vice President and Chief Financial Officer, TD Waterhouse. Since 1996, Mr. Sterns has served as Executive Vice President and Chief Financial Officer, TD Waterhouse Holdings, Inc. Mr. Sterns joined TD Bank Financial Group in 1970 and since then has held various positions including Vice President Finance and Operations, U.S.A. Division, Corporate and Investment Banking Group (New York).

      Richard J. Rzasa serves as Executive Vice President and Chief Information Officer, TD Waterhouse. From 1985 until September 1999, Mr. Rzasa held various positions at Lehman Brothers and most recently served as a Senior Vice President of Technology.

THE REORGANIZATION

      In connection with the initial public offerings (the “Offerings”) of our common stock on June 23, 1999, TD Bank reorganized its worldwide discount brokerage operations so that they would be consolidated into our company and our subsidiaries. This reorganization included the following steps:

•	TD Waterhouse Holdings, Inc., formerly Waterhouse Investor Services, Inc., which prior to the reorganization served as the U.S. holding company for TD Bank’s U.S. discount brokerage operations, converted the shares of common stock it held in one of its wholly-owned registered broker-dealer subsidiaries into shares of new common stock and preferred stock. The preferred stock is redeemable at any time, in whole or in part, at the issuer’s option for an aggregate redemption price of $237 million, pays dividends semi-annually at a variable rate based on six month London interbank offered rates, and has no fixed maturity. TD Waterhouse Holdings, Inc. contributed all of the common stock of its registered broker-dealer subsidiaries as well as all of the common stock of certain of its other U.S. subsidiaries to us. A portion of the proceeds from the Offerings was used to fund the redemption of $236.9 million of the preferred stock in July 1999. TD Waterhouse Holdings retained the outstanding shares of preferred stock of the broker-dealer subsidiary.

•	TD Bank transferred its Canadian discount brokerage business and brokerage clearing business to our newly-formed Canadian subsidiary, TD Waterhouse Investor Services (Canada) Inc. (“TDW Canada”). In exchange, the following were issued to TD Bank:

—	a series of 36 million exchangeable preference shares of our subsidiary, TDW Canada; and

—	promissory notes of TDW Canada totaling approximately $45 million.

      A portion of the proceeds of the Offerings was used to repay these promissory notes. The exchangeable preference shares are exchangeable at any time at TD Bank’s option for an equivalent number of shares of our common stock, and have dividend rights equal to the equivalent number of shares of our common stock. As part of the transfer, TDW Canada assumed all past liabilities of these businesses and each of TD Bank and TDW Canada indemnified the other and its relevant subsidiaries, and its respective directors, officers, agents and employees, against all past, present and future liabilities related to the transferred and retained businesses.

•	TD Waterhouse Holdings, Inc. was issued one special voting preferred share of the Company. The special voting preferred share has voting rights equal to the number of shares of our common stock into which the exchangeable preference shares may be exchanged, and will be cancelled when the exchangeable preference shares are no longer outstanding.

•	TD Bank transferred ownership of its United Kingdom, Australia and Hong Kong discount broker subsidiaries to us in exchange for shares of our common stock and promissory notes totaling $27 million. A portion of the proceeds of the Offerings will be used to repay these promissory notes.

•	We entered into a master services agreement with TD Bank pursuant to which certain services are made available to us and we make certain services available to TD Bank.

      In order to transfer its Canadian discount brokerage business and brokerage clearing business to us, TD Bank entered into transfer and assumption agreements with TDW Canada, which in general provided for the transfer of assets used exclusively in the transferred businesses. The assets were transferred to TDW Canada immediately prior to the completion of the Offerings.

      The assets transferred consisted of all tangible assets, such as computers, equipment and furniture, which exclusively related to the transferred businesses. Accounts receivable as well as cash and cash equivalents of the transferred businesses were also transferred. All intellectual property owned by TD Bank or its non-transferred subsidiaries and used exclusively by the transferred businesses was transferred to TDW Canada. The transferred businesses currently operate in premises leased from third parties or in space owned or leased by TD Bank. Pursuant to the master services agreement, TD Bank continues to make available to TDW Canada shared space used by the transferred businesses.

      All employees involved in the transferred businesses were employees of TD Bank prior to the reorganization. In most cases, those employees who were exclusively engaged in performing the activities of the transferred businesses in Canada were transferred to TDW Canada. In addition, employees who performed services for both TD Bank and us were retained by, or transferred to, the entity for which they predominantly provide services, with appropriate exceptions where business needs required. Pursuant to the master services agreement, TD Bank and TDW Canada made available to the other employees who immediately prior to the Offerings provided services to both TD Bank and the transferred businesses.

      As a result of these reorganizations, approximately 1,450 associates were transferred to us. TDW Canada’s associates comprise all employees working in its local branches, customer service centers and back office activities. With the exception of certain support services provided by TD Bank associates, TDW Canada’s associates perform all day-to-day compliance, technology and information systems management and human resources functions for TDW Canada.

      The transfer and assumption agreements provided for TD Bank to transfer to us all of its title to and rights and interests in the transferred assets. The transfer and assumption agreements provided for assumptions and indemnities designed to place sole legal and financial responsibility on TDW Canada for all liabilities known or contingent relating to the transferred businesses, the past and present operations and the assets transferred or licensed to TDW Canada. As a result, the liabilities assumed by TDW Canada included all liabilities and obligations, actual or contingent, relating to the transferred businesses, such as accounts payable, contractual obligations and ongoing or presently unknown claims and suits. The transfer and assumption agreements contained indemnification provisions in connection with the conduct of TDW Canada’s business after the transfer of the transferred businesses, misstatements or omissions in the offering prospectus with respect to the transferred businesses and the use of trademarks, trade names, logos and other indemnities. TD Bank similarly indemnified TDW Canada in respect of its past, present and future businesses, other than the transferred businesses.

Risk Factors

      An investment in our company involves certain risks, including those described below. There may be additional risks that we do not currently know of or that we currently deem immaterial based on the information available to us. Our business, financial condition or results of operations could be materially adversely affected by any of these risks, resulting in a decline in the trading price of our common stock, and you could lose all or part of your investment.

      From time to time, we may make forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements reflect our current beliefs and are based on information currently available to us. However, forward-looking statements are by their nature subject to risks and uncertainties. Our actual results may differ materially from those contemplated by such forward-looking statements. Factors and risks that could cause our future results to differ from those contemplated in such forward-looking statements include, but are not limited to, those described below and in other documents we may file with the SEC.

      Any forward-looking statements we may make speak only as of the date they are made and we do not undertake any obligation to update them.

Our Business Could Be Harmed by Market Volatility and Other Securities Industry Risks

      Our revenues are derived primarily from securities brokerage and related services, and we expect this business to continue to account for almost all of our revenues. We, like other securities firms, are directly affected by economic and political conditions, broad trends in business and finance and changes in the conditions of the securities markets in which our customers trade. Over the past several years the securities markets in the U.S. and Canada (which are the principal trading markets for most of our customers) have fluctuated considerably. A downturn in either of these markets would adversely affect our operating results. Recently, the markets for technology and Internet-related stocks have been especially volatile, and a significant downturn would have an even greater effect on us because a substantial portion of our customers invest in these types of stocks. In previous major stock market declines, many firms in the securities industry suffered financial losses, and the level of individual investor trading activity decreased after these events. When trading volume is low, our profitability would likely be adversely affected because a significant portion of our costs do not vary with revenue. For these reasons, severe market fluctuations could have a material adverse effect on our business, financial condition and operating results. Some of our competitors with more diversified business lines might withstand such a downturn in the securities industry better than we would. See “— We Face Substantial Competition Which Could Reduce Our Market Share and Harm Our Financial Performance.”

      During the past several years, the stock market has experienced a significant increase in market pricing and trading volume, which has contributed to an increase in investor interest in buying and trading securities. A sustained downturn in the stock market could adversely affect investor interest in buying and trading securities and accordingly, adversely affect our business.

Our Business Relies Heavily On Computers and Other Electronic Systems and Capacity Constraints and Failures of These Systems Could Harm Our Business

      We receive and process a majority of our trade orders through electronic means such as the Internet, dial-up links to our private computer networks and touch-tone telephones. In addition, we execute all of our trades through a series of computerized processing systems and links to third parties. Thus, we depend heavily on the capacity and reliability of the electronic systems supporting this type of trading. Heavy use of our systems during peak trading times or at times of unusual market volatility could cause our systems to operate slowly or even to fail for periods of time. Over the last two years, we have experienced periods of extremely high trading volume and substantial volatility in the securities markets. On several occasions during these periods, the volume and volatility of trading activity caused individual system components or processes to fail, resulting in the temporary unavailability of our web site for electronic trading. On some other occasions, high trading volume has caused significant delays in executing trading orders, resulting in some customers’ orders being executed at prices they did not anticipate. We cannot assure you that these events will not occur again in the future. These occurrences are dissatisfying to our customers, who may file formal complaints with us or industry regulatory organizations, initiate regulatory inquiries or proceedings, file lawsuits against us, switch brokerage firms or cease online trading altogether. While we constantly monitor system loads and performance and regularly implement system upgrades to handle predicted increases in trading volume and volatility, we cannot assure you that we will be able to accurately predict such future volume increases or volatility or that our systems will be able to accommodate such volume increases or volatility without failure or degradation.

      As our business expands, we also face risks relating to the need to expand and upgrade our transaction processing systems, network infrastructure and other aspects of our technology. While many of our systems are designed to accommodate additional growth without redesign or replacement, we may nevertheless need to make significant investments in additional hardware and software to accommodate growth. In addition, we cannot assure you that we will be able to predict accurately the timing or rate of such growth, or expand and upgrade our systems and infrastructure on a timely basis.

We Operate in a Highly Regulated Industry and Compliance Failures Could Adversely Affect Our Business

      The securities industry in the U.S., Canada and the other jurisdictions in which we operate is subject to extensive regulation covering all aspects of the securities business. As a clearing broker, we have to comply with additional laws and rules. These include rules relating to possession and control of customer funds and securities margin lending and execution and settlement of transactions.

      The various governmental authorities and industry self-regulatory organizations that supervise and regulate us generally have broad enforcement powers to censure, fine, issue cease-and-desist orders or suspend or expel us or any of our officers or employees who violate applicable laws or regulations. Our ability to comply with all applicable laws and rules is largely dependent on our establishment and maintenance of compliance and reporting systems, as well as our ability to attract and retain qualified compliance and other personnel. We could be subject to disciplinary or other regulatory or legal actions in the future due to noncompliance. In addition, it is possible that any past noncompliance could subject us to future civil lawsuits, the outcome of which could have a material adverse effect on our financial condition and operating results.

      In addition, we use the Internet as a major distribution channel to provide products and services to our customers. Due to the increasing popularity of the Internet, it is possible that new laws and regulations may be adopted dealing with such issues as user privacy, content and pricing. Such laws and regulations might increase our cost of using, or limit our ability to use, the Internet as a distribution channel. In addition, the growth of the Internet as a means of conducting international business has raised many legal issues regarding, among other things, the circumstances in which countries or other jurisdictions have the right to regulate Internet services that may be available to their citizens from service providers located elsewhere. In many cases, there are no laws, regulations, judicial decisions or governmental interpretations that clearly resolve these issues. This uncertainty may adversely affect our ability to use the Internet to expand our international operations, and creates the risk that we could be subject to disciplinary sanctions or other penalties for failure to comply with applicable laws or regulations.

We Face Substantial Competition Which Could Reduce Our Market Share and Harm Our Financial Performance

      The market for brokerage services is rapidly evolving and intensely competitive. We expect competition to continue and intensify in the future. We face direct competition from other discount brokerage firms, many of which provide touch-tone telephone and online brokerage services but do not maintain significant branch networks. This may result in those other firms having a lower cost structure and an ability to charge lower commissions.

      We also encounter competition from established full commission brokerage firms whose pricing and Internet strategies are continuing to evolve and who could elect to market the same types of services that we offer. During the past year, Merrill Lynch, the largest U.S. brokerage firm, introduced discounted online brokerage services to its customers and others have, or have announced plans to, introduce similar services. In addition, we compete with financial institutions, mutual fund sponsors and other organizations, some of which provide (or may in the future provide) electronic and other discount brokerage services.

      Increased financial profit levels within the securities industry over the past several years have strengthened existing competitors. We believe that such success will continue to attract new competitors to the industry, such as banks, software development companies, insurance companies, providers of online financial and information services and others. Commercial banks and other financial institutions have become more competitive with us by offering their customers certain corporate and individual financial services traditionally provided by securities firms. The current trends toward consolidation and product line expansion in the commercial banking industry could further increase competition in all aspects of our business. To the extent our competitors are able to attract and retain customers based on the convenience of one-stop shopping, our business or ability to grow could be adversely affected.

      There can be no assurance that we will be able to compete effectively with current or future competitors. See “— Competition.”

Failure to Introduce New Services and Products in a Timely Manner May Affect Our Ability to Compete Effectively

      Our future success will depend in large part on our ability to develop and enhance our services and products. We operate in a very competitive industry in which the ability to develop and deliver advanced services through the Internet and other channels is a key competitive factor. There are significant technical risks in the development of new or enhanced services and products, including the risk that we will be unable to:

•	effectively use new technologies;

•	adapt our services and products to emerging industry standards; or

•	develop, introduce and market enhanced or new services and products.

      Historically, we have been able to develop and introduce enhanced or new products and services in response to market and customer requirements and emerging industry standards. However, if in the future we are unable to develop and introduce enhanced or new services and products quickly enough to respond to market or customer requirements or to comply with emerging industry standards, or if these services and products do not achieve market acceptance, our business, financial condition and operating results could be materially adversely affected.

Expansion of Our Operations Outside North America Involves Special Challenges That We May Not Be Able to Meet, Which Could Negatively Impact Our Financial Results

      To date, we have established or acquired operations in Australia, the United Kingdom and Hong Kong and we plan to expand our operations into other European and Asian countries in the near future. There are certain risks inherent in doing business in international markets, particularly in the regulated brokerage industry, which could include for any particular market:

•	less developed technological infrastructures, resulting in lower customer acceptance of, or access to, electronic channels;

•	less developed automation in exchanges, depositories and national clearing systems;

•	unexpected changes in regulatory requirements, tariffs and other trade barriers;

•	difficulties in staffing and managing foreign operations;

•	fluctuations in currency exchange rates;

•	reduced protection for intellectual property rights;

•	seasonal reductions in business activity during the summer months; and

•	potentially adverse tax consequences.

      Any of the factors described above could have a material adverse effect on our future international operations and consequently on our business, financial condition and operating results.

We Intend to Continue Growing Through Acquisitions of Other Companies and Joint Ventures with Strategic Partners, and Our Business and Financial Results Could Be Adversely Affected If We Do Not Successfully Implement These Acquisitions and Joint Ventures

      A significant portion of our growth to date has been based on acquisitions, and we may acquire other companies or businesses in the future. Acquisitions entail numerous risks, including:

•	difficulties in the assimilation of acquired operations and products;

•	diversion of management’s attention from other business concerns;

•	assumption of unknown material liabilities of acquired companies;

•	amortization of acquired intangible assets, which would reduce future reported earnings; and

•	potential loss of customers or key employees of acquired companies.

      We cannot assure you that we will be able to integrate successfully any operations, personnel, services or products that might be acquired in the future.

      We also intend to grow by forming joint ventures with various strategic partners throughout the world. Such joint ventures entail numerous risks, including, but not limited to, difficulties in growing the business of the newly formed joint ventures and having a minority interest in certain joint venture entities controlled by others. There can be no assurance that any of the joint ventures we enter into will be successful.

Our Clearing Operations Expose Us to Potential Liability for Clearing Errors and Other Risks That Could Adversely Affect Us

      We are a “self-clearing” broker in the U.S., Canada, Australia, the United Kingdom and Hong Kong. We also provide clearing services for unaffiliated broker-dealers (referred to as “introducing brokers”) in the U.S. and Canada. Self-clearing securities firms are subject to substantially more regulatory control and examination than brokers that rely on others to perform those functions, such as many of our competitors. Errors in performing clearing functions, including clerical and other errors related to the handling of funds and securities held by us on behalf of customers and introducing brokers, could lead to civil penalties imposed by applicable authorities as well as losses and liability in related lawsuits brought by customers and others. Any liability that arises as a result of our clearing operations could have a material adverse effect on our business, financial condition and operating results.

      Securities industry regulators in the U.S. and Canada are currently reviewing the extent to which clearing firms will be held accountable for the improper activities of introducing brokers for which they provide clearing services. We cannot assure you that our procedures will be sufficient to protect us from liability for the acts of introducing brokers under current laws and regulations or that securities industry regulators will not enact more restrictive laws or regulations or change their interpretations of current laws and regulations.

Our Clearing Operations Require Us to Have Access to Significant Sources of Liquidity Which May Not Be Available

      As a clearing firm, we extend credit to customers who purchase securities through their margin accounts. A significant portion of our revenues is derived from these margin loans. To the extent that these margin loans exceed customer free credit balances (that is, customer cash balances maintained with us), we generally must obtain financing from third parties. Currently, we obtain a significant portion of our funds for customer margin loans and our operating expenses from such excess customer free credit balances. To the extent customer cash balances are available for use by us at interest costs lower than third party financing, our cost of funds is reduced and our net income is enhanced. Such interest savings contribute substantially to the profitability of our operations. We cannot assure you that we will continue to be able to obtain such financing on favorable terms or in sufficient amounts.

We Need to Comply with Stringent Capital Requirements

      Many of the regulatory agencies, securities exchanges and other industry self-regulatory organizations that regulate us have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers. Net capital is the net worth (assets minus liabilities) of a broker or dealer, less deductions for certain types of assets. If our brokerage subsidiaries fail to maintain the required net capital, they may be subject to suspension or revocation of their licenses, which could ultimately lead to their being liquidated. If such net capital rules are changed or expanded, or if there is an unusually large charge against net capital, we might be required to limit or discontinue those portions of our business that require the intensive use of capital. Such operations include our clearing operations and the financing of customer account balances. Also, our ability to withdraw capital from our brokerage subsidiaries could be restricted, which in turn could limit our ability to pay dividends, repay debt and redeem or purchase shares of our outstanding stock, if necessary. A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain our present levels of business.

The Loss of Our Third Party Suppliers of Key Services Would Adversely Affect Our Business

      We rely on a number of third parties to process transactions. These include service bureaus for our customer account record keeping and data processing services and market makers and stock exchanges to execute customer orders. In the U.S., we depend on Automatic Data Processing and in Canada on Information Systems Management Corporation (a wholly-owned subsidiary of IBM Canada) for back-office services, including broker terminal services and order entry systems, and other information necessary to run our business, including transaction summaries, data feeds for compliance and risk management, execution reports, and trade confirmations. In addition, the key component of our Internet trading technology is the webBroker front-end program and the middleware. The inability of Marketware to support our business would put the ongoing viability and improvement of our system at risk. We cannot assure you that any of these providers will be able to continue to provide these services in an efficient, cost-effective manner or that they will be able to adequately expand their services to meet our needs. An interruption in or the cessation of service by any third-party service provider as a result of systems failures or capacity constraints or for any other reason, and our inability to make alternative arrangements in a timely manner, if at all, would have a material adverse effect on our business, financial condition and operating results. See “Business — Products and Services.”

Because We Rely On Encryption Technology Our Business is Vulnerable to Security Risks Which May Compromise Our Customer Transaction Data

      A significant barrier to Internet commerce is the secure transmission of confidential information over public networks. We rely on third-party encryption and authentication technology to facilitate secure transmission of confidential information. We cannot assure you that advances in computer and cryptography capabilities or other developments will not result in a compromise of the algorithms we use to protect customer transaction data. See “— Technology and Information Systems.”

We May be Unable to Manage Effectively Our Rapid Growth

      Our rapid growth has placed significant demands on our management and other resources and is likely to continue. To manage the currently anticipated growth of our business, we will need to attract, hire and retain highly skilled and motivated officers and employees. In particular, we currently need to hire a significant number of account representatives and other customer service personnel to support the expansion of our service centers and expect that a need for increased staffing will continue. In addition, most of our competitors are facing similar staffing shortages, making the competition for qualified employees particularly strong. We will also need to improve existing systems and/or implement new systems for transaction processing, operational and financial management and training, integrating and managing our growing employee base. We cannot assure you that we will be able to attract the employees or conduct the system improvements necessary to manage this growth effectively or that we will be able to achieve the rate of growth we have experienced in the past.

Our Exposure to Possible Securities Litigation Could Adversely Affect Our Business

      Many aspects of the securities brokerage business, including online trading services, involve substantial risks of liability. In recent years, there has been an increasing incidence of litigation involving the securities brokerage industry, including class action and other suits that generally seek substantial damages, including in some cases punitive damages. Like other securities brokerage firms, we have been named as a defendant in class actions and other suits. Any such litigation brought in the future could have a material adverse effect on our business, financial condition and operating results. See “— Legal Proceedings.”

Losses Due to Customer Defaults and Fraud Could Have an Adverse Effect on Our Business

      Extending credit to our customers involves certain risks. We allow most of our customers to purchase securities on margin. We also allow customers, subject to certain internal approval requirements, to place trades up to specified limits without first depositing any money into their accounts. We generally are obligated to settle trades with the other party even if our customer fails to meet his or her obligations to us. This risk is especially great when the market is declining rapidly and the value of the collateral we hold, if any, could fall below the amount of our customer’s obligations to us for that trade. Under applicable regulations and our internal policies, any time we extend credit to a customer to purchase securities, we must require the customer to maintain a minimum cash or securities deposit level in his or her account. We run the risk of loss if there are sharp changes in the market values of securities pledged to us and our customers fail to honor their commitments to supply additional cash collateral.

      In addition to the risks of extending credit to customers, we are exposed to potential losses resulting from fraud and other misconduct by customers, including fraudulent Internet trading (including fraudulent access to legitimate customer accounts, or the use of a false identity to open an account) or the use of forged or counterfeit checks for payment. Such types of fraud may be difficult to prevent or detect, and we may not be able to recover the losses caused by such activities. It is possible that as a higher proportion of our trading volume is comprised of online transactions, it may be more difficult to detect fraud or misconduct at an early stage. Any such losses could have a material adverse effect on our business, financial condition and operating results.

Control By TD Bank Could Prevent a Change of Control of Our Company and May Affect the Market Price of Our Common Stock

      Currently, TD Bank beneficially owns approximately 88.5% of our common stock, including shares issuable upon exchange of the exchangeable preference shares issued to TD Bank in the reorganization. Accordingly, for as long as TD Bank continues to beneficially own more than 50% of our common stock, TD Bank will be able to elect our entire board of directors, control all matters that require a stockholder vote (such as mergers, acquisitions and other business combinations) and exercise a significant amount of influence over our management and operations. This concentration of ownership could have the effect of preventing us from undergoing a change of control in the future and might affect the market price of our common stock.

Conflicts of Interest with TD Bank May Arise

      Various conflicts of interest between us and TD Bank may arise in the future in a number of areas relating to our past and ongoing relationships, including potential acquisitions of businesses or properties, potential competitive business activities, the election of new or additional directors, payment of dividends, incurrence of indebtedness, tax matters, financial commitments, marketing functions, indemnity arrangements, service arrangements, issuances of our capital stock, sales or distributions by TD Bank of its remaining shares of our common stock and the exercise by TD Bank of control over our management and affairs. A majority of our directors also serve as officers or directors of TD Bank or its other subsidiaries. Service as a director or officer of both us and TD Bank or its other subsidiaries would create conflicts of interest if such directors and officers are faced with decisions that could have materially different implications for us and for TD Bank. Our charter includes certain provisions relating to the allocation of business opportunities that may be suitable for both us and TD Bank. These provisions will expire only after TD Bank no longer beneficially owns at least ten percent of our common stock and no person who serves on our board of directors also serves on the board of directors of TD Bank or any of its other subsidiaries. We have not established any other formal procedures relating to conflicts of interests involving our directors. If and when such a conflict of interest arises, our directors intend to take all actions necessary to comply with their fiduciary duties to our stockholders under Delaware law, including, where appropriate, abstaining from voting on matters which present a conflict of interest for such director.

      As part of the reorganization, TD Bank contributed all of its worldwide discount brokerage operations to us. TD Bank does not currently have any plans to form or acquire any other discount brokerage operations, other than through us. However, TD Bank, through its TD Evergreen Investment Services division, is currently engaged in the full-service brokerage and related investment service business, and TD Bank, directly and through its subsidiaries, is engaged in the investment banking business. TD Bank is not restricted from competing with us and we cannot assure you that TD Bank will not expand its Evergreen or TD Securities Inc. operations in ways that would result in direct or indirect competition with us. It is also possible that changes in the markets in which we operate may in the future result in us competing directly or indirectly with TD Bank and its other subsidiaries.

Item 2.  Properties

      Our corporate headquarters are located at 100 Wall Street, New York, New York. This office consists of approximately 117,000 square feet under a lease which expires as to approximately 51,000 square feet in 2002 and the remaining square feet in 2006. We also lease approximately 65,000 square feet of space at 55 Water Street, New York, New York for our clearing operations under a lease that expires in 2006. In addition, we lease approximately 1,025,000 square feet worldwide for our other branches and offices under various leases, the majority of which expire on dates through 2006.

Item 3.  Legal Proceedings

      Many aspects of our business involve substantial risks of liability. In recent years, there has been an increasing incidence of litigation involving the securities brokerage industry, including class action suits that generally seek substantial damages, including in some cases punitive damages. Like other securities brokerage firms, we have been named as a defendant in law suits and from time to time we have been threatened with, or named as a defendant in, arbitrations and administrative proceedings. Compliance and trading problems that are reported to federal, state and provincial securities regulators, securities exchanges or other self-regulatory organizations by dissatisfied customers are investigated by such regulatory bodies, and, if pursued by such regulatory body or such customers, may rise to the level of arbitration or disciplinary action. We are also subject to periodic regulatory audits and inspections.

      We are not, nor are our subsidiaries, currently a party to any litigation that we believe could have a material adverse effect on our business, financial condition or operating results.

      Together with several other online brokers, we received a letter from the New York State Office of the Attorney General dated February 2, 1999 requesting that our U.S. brokerage subsidiary provide certain documents and make certain employees available to discuss complaints that the Attorney General’s office has received regarding system outages or failures of online brokerage services. We have met with representatives of the Attorney General’s office, have provided certain information to them and have resolved all matters concerning the inquiries of the Attorney General’s office. The Attorney General’s office concluded its inquiry with a report issued on November 22, 1999. Pursuant to the report, the Attorney General will be working with the Securities Industry Association to pursue certain important industry and educational initiatives. We will be participating in such efforts.

      In April 1999, we received correspondence from the SEC’s Office of Compliance, Inspections and Examinations, which conducts examinations of registered broker-dealers, requesting information with respect to our execution policies and practices regarding the handling of customer orders. We understand that other discount brokerage firms have received similar correspondence from the SEC. We have provided and will continue to provide information and documentation to the SEC regarding our policies and practices in this area. In response to concerns raised by the SEC staff regarding the practices followed by a number of brokerage firms, including TD Waterhouse, to obtain best execution of trades for customers, we have engaged in an ongoing review of our practices and policies in the area in order to assure that they are in compliance with applicable rules. We believe that obtaining the best execution of trades for our customers is key to maintaining customer satisfaction and loyalty and therefore is a fundamental requirement for our long term growth and profitability.

Item 4.  Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of the Company’s security holders during the fourth quarter of fiscal 1999.

Part II

Item 5.  Market for the Company’s Common Equity and Related Stockholder Matters

      The Company’s Common Stock has been trading on The New York Stock Exchange and The Toronto Stock Exchange under the symbol “TWE” since June 23, 1999. The following table shows the high and low closing sales prices for our Common Stock for the period indicated, as reported on The New York Stock Exchange Composite Tape.

	Price of Common Stock

	For the fiscal year ended
	October 31, 1999

	High	Low

Fourth Quarter	$17.50	$11.4375

June 23, 1999 – July 31, 1999	$26.125	$17.375

      The closing sale price of the Company’s Common Stock as reported on the New York Stock Exchange on January 20, 2000 was $14.875 per share. As of January 20, 2000, there were 223 holders of record of the Company’s Common Stock based on information provided by our transfer agent. The number of stockholders does not reflect the actual number of individual or institutional stockholders of the Company because certain shares are held in the name of nominees.

Dividends

      We have never declared or paid cash dividends on our capital stock. We intend to retain all of our earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors, after taking into account such matters as general business conditions, financial results, capital requirements, contractual, legal and regulatory restrictions on the payment of dividends by us to our stockholders or by our subsidiaries to us and such other factors as the board of directors may deem relevant.

Item 6.  Selected Financial Data

TD WATERHOUSE GROUP, INC.

SUMMARY FINANCIAL RESULTS

YEAR ENDED OCTOBER 31

	1999
		1998	1997	1996	1995		1994
		Historical	Historical	Pro Forma
	Consolidated	Combined	Combined	Combined(1)	Canada	U.S.	Canada	U.S.

	(in thousands of dollars, except share and per share amounts)

Statement of income data

Revenues:

Commissions and fees	$633,530	$409,432	$313,572	$270,505	$64,833	$113,881	$77,398	$83,917

Mutual fund and related revenue	98,414	59,022	35,762	23,515	5,831	9,286	—	6,018

Net interest revenue	186,834	117,733	68,874	53,085	28,660	18,888	26,604	13,056

Other	41,339	28,274	28,424	23,681	14,493	1,375	9,863	1,603

Total revenues	960,117	614,461	446,632	370,786	113,817	143,430	113,865	104,594

Expenses:

Employee compensation and benefits	277,602	183,377	138,261	107,137	31,414	43,259	35,136	32,272

Execution and clearing costs	133,443	95,523	63,316	47,510	17,219	14,989	18,312	11,983

Occupancy and equipment	80,010	56,596	43,485	44,413	10,221	12,992	8,555	10,223

Advertising and marketing	62,761	33,184	18,511	14,439	3,572	9,441	3,120	4,677

Communications	41,100	30,809	22,981	19,154	6,718	6,032	7,330	4,189

Amortization of goodwill	37,390	33,000	21,630	21,121	1,623	—	1,638	—

Professional fees	24,519	15,350	14,871	15,034	5,799	4,095	4,172	2,480

Other	120,754	63,144	44,956	34,311	11,313	13,969	15,219	9,477

Total expenses	777,579	510,983	368,011	303,119	87,879	104,777	93,482	75,301

Income before income taxes	182,538	103,478	78,621	67,667	25,938	38,653	20,383	29,293

Income tax provision	85,192	54,765	42,416	41,363	12,127	15,228	9,689	11,731

Net income	$97,346	$48,713	$36,205	$26,304	$13,811	$23,425	$10,694	$17,562

Basic and diluted earnings per share	$0.28	$0.15

Shares used to compute per share data(2)	348,509,453	333,000,000

	1999
		1998	1997	1996	1995		1994
		Historical	Historical	Historical
	Consolidated	Combined	Combined	Combined	Canada	U.S.	Canada	U.S.

	(in thousands)

Statement of financial condition

Cash and cash equivalents	$569,181	$522,029	$291,511	$246,097	$42,441	$14,553	$43,484	$9,806

Securities owned, at market value	342,042	76,279	66,549	67,857	26,912	1,450	28,965	—

Receivables from customers	5,868,804	2,556,182	1,757,019	962,551	339,239	415,885	326,984	285,165

Total assets	8,591,816	4,298,736	2,946,594	1,969,007	696,025	457,107	674,431	322,932

Securities loaned	3,962,958	1,033,964	916,700	403,765	72,639	—	74,689	—

Payable to customers	2,016,535	1,947,430	1,190,480	764,457	496,387	121,632	436,537	96,992

Equity	1,952,120	995,135	619,519	535,795	51,836	55,054	36,827	42,556

(1)	The pro forma combined statement of income data for the year ended October 31, 1996 has been prepared to give effect to the acquisition of the Waterhouse Securities Group on October 31, 1996, as if the acquisition had occurred on November 1, 1995. The pro forma adjustment represents the amortization of goodwill for the year ended October 31, 1996 in the amount of $19,488 related to the acquisition of the Waterhouse Securities Group. There were no other pro forma adjustments.

(2)	Shares used to compute pro forma per share data for the year ended October 31, 1998 represent common stock outstanding immediately after the reorganization described elsewhere in this report but before the offerings. The shares include 36,000,000 shares of common stock issuable on the exchange of the exchangeable preference shares of our Canadian subsidiary issued to TD Bank in the reorganization.

TD WATERHOUSE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      The following discussion and analysis of the financial condition and results of operations of the Company are based on the consolidated results of our U.S. and international businesses. A more detailed discussion of the accounting principles used to consolidate the assets, liabilities and results of operations of the businesses and the specific entities included in the consolidation is set forth in Notes 1, 2 and 3 to our consolidated financial statements, on pages 53-57 of this report.

Revenues

      Commissions and fees, which account for the majority of total revenues, include commissions earned for executing customer trades; payments received by us from market-makers, exchanges and other execution agents for order flow; and fees for providing trade execution and clearance services to financial institutions in the United States and Canada. Commissions and fees are primarily affected by changes in transaction volumes and changes in the commission or fee rates charged per transaction. Commissions, which account for more than 91% of commissions and transaction fees, fluctuate based on the number of active customer accounts, the average number of trades per account, and the average commission per revenue trade. Active customer accounts have grown 35%, to 2.17 million as at October 31, 1999 from 1.61 million as at October 31, 1998, which was 68% over the 960,000 active accounts as at October 31, 1997. We define active accounts as accounts that had purchase, sale, other activity or an equity balance during the previous calendar quarter. The growth in trading volumes in the United States and major global equities markets, along with the migration of customers to the online channel, has resulted in a 31% increase in the average number of trades per account for fiscal 1999 over fiscal 1998, which had grown by 9% over fiscal 1997. The effect of such increases has been partially offset by a decrease in the average commission per revenue trade, to approximately $23 per trade in fiscal 1999, down 20% from approximately $29 per trade in fiscal 1998, which was down 27% from approximately $40 per trade in fiscal 1997. This was primarily due to the introduction of our online trading products in the United States in early 1997, which provided customers using our online services with significant discounts from our standard commission schedule. We use other broker-dealers to execute our customers’ orders, and receive revenue from these broker-dealers for such order flow. Payments for order flow have not increased commensurate with increases in trading volumes, as a result of changes in regulations and market conventions that caused market-makers and execution agents to change their payment policies for order flow by reducing the payment per trade and by limiting the types of trades on which payments are made. Order flow revenue has been consistently less than 4% of total revenue for the periods discussed herein. Transaction fees for execution and clearing services have grown since 1996 due to the addition of new clients in the United States and Canada, and general increases in market volumes.

      Mutual fund and related revenue represents customary trailer fees from third-party and affiliated mutual funds in the United States and Canada and, in the United States only, fees for shareholder services, administration and investment management services provided to our proprietary money market and mutual funds. Such fees are primarily based upon the daily amount of customer assets invested in third-party mutual funds and upon the average daily net asset value of our proprietary money market and mutual funds. As of October 31, 1999, we held in excess of $4.4 billion of customer assets in no-load, no-fee mutual funds sponsored by third parties, up approximately 47% from the fiscal 1998 year-end balance of approximately $3.0 billion. Our proprietary money market accounts and mutual funds had net assets valued at $12.2 billion at October 31, 1999, up 91% from the fiscal 1998 year-end balance of $6.4 billion. This growth includes $2.1 billion of funds related to the Jack White & Company acquisition. Commissions relating to the purchase and sale of mutual funds are included in commissions and fees.

      We also receive fees for providing referral and administrative services to our affiliate, TD Waterhouse Bank, N.A. (“TDWB”), which are based on the daily cash balances our customers choose to sweep into a Federal Deposit Insurance Corporation (“FDIC”) insured money market account with TDWB. In addition, we provide investment advisory services to TDWB with respect to TDWB’s fixed income portfolio, and receive a fee based on the market value of the assets under management. Fees related to services provided to TDWB are classified as mutual fund and related revenue.

      Net interest revenue is the difference between interest earned on our interest-earning assets (which primarily consist of margin loans to customers) and the interest expense associated with our interest-bearing liabilities (which include free credit balances in customers’ accounts, deposits received for stock loaned and other borrowings). Net interest revenue is principally affected by changes in customer margin balances as well as the prevailing net interest spread. Net interest spread represents the difference between the rate we charge customers on margin loans (based on the broker call rate) and the rate we pay our customers (which is our lowest-cost source of funds) or the rate we pay our other creditors. In the United States, securities regulations place limits on the amount of customer funds we can use to finance our business, while no such limitations exist in Canada. Accordingly, the net interest spread from our Canadian brokerage operations has exceeded that of our U.S. operations.

      Other revenue consists primarily of revenues derived from ancillary services such as floor brokerage and retirement account administration.

      Our primary markets are the United States and Canada, which accounted for 74% and 24%, respectively, of our fiscal 1999 consolidated revenues and 69% and 29%, respectively, of our consolidated revenues for fiscal 1998. Approximately 2.0 million of our total customer accounts at October 31, 1999 were held by customers in the United States and approximately 700,000 were held by customers in Canada. The table below shows the growth in our business over the past three years in each of our operating regions:

Fiscal year ended October 31	1999	1998	1997

United States

Revenues (in thousands)	$709,214	$423,789	$250,095

Total accounts	1,989,000	1,509,635	774,924

Average daily trades	88,022	42,165	19,260

Total customer assets (in billions)	$96.6	$58.6	$26.1

Canada

Revenues (in thousands)	$228,967	$180,051	$194,028

Total accounts	700,000	593,296	520,735

Average daily trades	16,970	12,886	12,744

Total customer assets (in billions)	$23.2	$16.1	$15.9

Outside North America

Revenues (in thousands)	$21,936	$10,621	$2,509

Total accounts	272,000	198,695	77,513

Average daily trades	2,070	1,122	467

Total customer assets (in billions)	$1.9	$1.2	$—

Operating expenses

      Our largest operating expense is employee compensation and benefits, which includes salaries and wages, incentive compensation and related employee benefits and taxes. We employ a small number of commissioned sales representatives; therefore, compensation and benefits do not vary directly with changes in commission revenue. Most associates do, however, receive annual incentive compensation based on the overall operating results of our operations in each geographical region as well as employees’ individual performance. Therefore, a significant portion of compensation and benefits expense will fluctuate based on our operating results. Compensation expense also reflects the change in intrinsic value of TD Bank stock options granted to our employees under TD Bank’s stock option plan.

      Execution and clearing costs include fees paid to floor brokers and exchanges for trade execution costs, fees paid to third-party vendors for data processing services, and fees paid to clearing entities for certain clearance and settlement services. Execution and clearing costs, with the exception of data processing expenses, generally fluctuate based on transaction volume. Data processing services are generally provided under longer-term fixed fee arrangements with providers.

      Occupancy and equipment expense includes the costs of leasing and maintaining our office space and branch network, the lease and rental costs related to computers and other equipment, and depreciation and amortization expense associated with our fixed assets and leasehold improvements. Occupancy and equipment expense is primarily affected by increases in the number of branches and employees.

      Advertising and marketing includes media, print and direct mail advertising expenses and other costs incurred to create brand awareness, promote our product and service offerings, and introduce new products and services. Due to the rapid development of new products and services and increased competition, advertising and marketing expense has increased significantly from period to period. Management expects this trend to continue, as evidenced by our announcement of an expected $100 million branding and advertising campaign.

      Communications expense includes telecommunications expenses, which are generally affected by changes in customer transaction volumes and the increased use of electronic communication channels and online service offerings.

      We have been active in acquiring new businesses to rapidly expand our operations, including Marathon Brokerage in 1993, Waterhouse Securities in 1996, Pont Securities Limited in 1997 and Rivkin Croll Smith, Kennedy Cabot & Co., Jack White & Company and Gall & Eke in fiscal 1998. Goodwill relating to our major acquisitions is generally being amortized over a period of 20 years from the date of acquisition.

      Professional fees include fees paid to consultants engaged to support our product, service and systems development efforts, as well as legal and accounting fees. These expenses generally fluctuate with overall changes in the level of business activity.

      Other expenses primarily consist of administrative expenses and other costs including postage, printing and supplies.

      We are subject to income taxes in each country in which we operate. The difference between our effective tax rate and the U.S. statutory rate of 35% differs from period to period, but primarily results from state and local taxes in the United States, provincial taxes in Canada and the effect of certain non-deductible expenses, most notably the amortization of goodwill.

      We adjust our expenses in anticipation of and in response to changes in financial market conditions and customer trading patterns. Certain of our expenses (including incentive compensation, portions of communications, and execution and clearing costs) vary directly with changes in financial performance or customer trading activity. Expenses relating to the level of temporary employees, contractors, overtime hours, professional services, and advertising and marketing are adjustable over the short term to help us achieve our financial objectives. Additionally, developmental spending (including branch openings, product and service rollouts, and certain information technology systems improvements) is generally discretionary and can be altered in response to market conditions. However, a significant portion of our expenses such as salaries and wages, occupancy and equipment, depreciation and amortization of goodwill do not vary directly, at least in the short term, with fluctuations in revenues or securities trading volumes. Also, we view our developmental spending as essential to our future growth, and therefore attempt to avoid major adjustments in such spending unless faced with a sustained slowdown in customer trading activity. Given the nature of our revenues and expenses, and the economic and competitive factors discussed above, our earnings may be subject to significant volatility from period to period. Our results for any interim period are not necessarily indicative of results for a full year.

      We have experienced substantial changes in and expansion of our business and operations since we began offering our online Internet investing services in the United States in 1997. We expect to continue to experience periods of rapid change in the future. Our past expansion has placed, and any future expansion would place, significant demands on our administrative, operational, financial and other resources.

Results of Operations

      The following table sets forth the statements of income data for the periods indicated as a percentage of total revenues:

Year ended October 31	1999	1998	1997

Revenues

Commissions and fees	66.0%	66.6%	70.2%

Mutual fund and related revenue	10.2	9.6	8.0

Net interest revenue	19.5	19.2	15.4

Other	4.3	4.6	6.4

Total revenues	100.0%	100.0%	100.0%

Expenses

Employee compensation and benefits	28.9%	29.8%	31.0%

Execution and clearing costs	13.9	15.5	14.2

Occupancy and equipment	8.3	9.2	9.7

Advertising and marketing	6.5	5.4	4.1

Communications	4.3	5.0	5.1

Amortization of goodwill	3.9	5.4	4.8

Professional fees	2.6	2.5	3.3

Other	12.6	10.3	10.1

Total expenses	81.0%	83.1%	82.3%

Income before income taxes	19.0%	16.9%	17.7%

Income tax provision	8.9	8.9	9.5

Net income	10.1%	8.0%	8.2%

Financial Overview

Years ended October 31, 1999, 1998 and 1997

1999 versus 1998

      Net income for the fiscal year ended October 31, 1999 was a record $97.3 million, up 99.8% from fiscal year 1998 net income of $48.7 million. Fiscal year 1999 revenues were also a record $960.1 million, up 56.2% from $614.5 million in fiscal year 1998, primarily due to a 54.7% increase in commissions and transaction fees, a 66.8% increase in mutual fund and related revenue, and a 58.7% increase in net interest revenue.

      Total operating expenses during fiscal year 1999 were $777.6 million, up 52.1% from $511.0 million for fiscal year 1998, primarily resulting from the significant growth in our business and the full-year impact of our 1998 acquisition of Jack White & Company.

1998 versus 1997

      Net income for the fiscal year ended October 31, 1998 was a record $48.7 million, up 34.5% from fiscal year 1997 net income of $36.2 million. Fiscal year 1998 revenues were a record $614.5 million, up 37.6% from $446.6 million in fiscal year 1997, primarily due to a 30.6% increase in commissions and transaction fees, a 65.0% increase in mutual fund and related revenue, and a 70.9% increase in net interest revenue. These increases reflect approximately $87 million of incremental revenue related to the Kennedy Cabot & Co. and Jack White & Company acquisitions.

      Total operating expenses during fiscal year 1998 were $511.0 million, up 38.8% from $368.0 million for fiscal year 1997, primarily resulting from the significant growth in our business as well as approximately $75 million of incremental expenses related to the acquisition of Kennedy Cabot & Co. and Jack White & Company.

Commissions and fees

1999 versus 1998

      Commissions and fees were $633.5 million for the fiscal year ended October 31, 1999, up $224.1 million, or 54.7%, from fiscal year 1998. The total number of trades executed increased 90.6% as our customer base grew due to the rapid growth of our core franchise. The average commission per revenue trade decreased 20.1% to approximately $23. This decrease was mainly due to an increase in the proportion of trades placed through our online brokerage channels.

      We added approximately 739,000 new customer accounts during fiscal year 1999, an increase of 44.6% from the approximately 511,000 new accounts added during fiscal year 1998. Our advertising and marketing expense per new account was approximately $85 for fiscal year 1999 versus $65 for fiscal year 1998.

Fiscal year ended October 31	1999	1998	% Change

Average trades per day

WebBroker	61,751	20,586	200%

PC dial-up	4,883	4,625	6

Total online trades	66,634	25,211	164

Touch-tone	4,368	3,410	28

Total electronic trades	71,002	28,621	148

Agent trades	36,060	27,552	31

Total daily average trades	107,062	56,173	91%

Average commission per revenue trade	$23.02	$28.82	(20)%

1998 versus 1997

      Commissions and fees were $409.4 million for the fiscal year ended October 31, 1998, up $95.9 million, or 30.6%, from fiscal year 1997. The total number of trades executed increased 71.9% as our customer base grew due to recent acquisitions and the rapid growth of our core franchise. The average commission per revenue trade decreased 27.5% to approximately $29. This decrease was mainly due to an increase in the proportion of trades placed through our online brokerage channels, which have significantly lower commission rates.

      We added approximately 511,000 new customer accounts during fiscal year 1998, an increase of 57.7% from the approximately 324,000 new accounts added during fiscal year 1997. Our advertising and marketing expense per new account was approximately $65 for fiscal year 1998 versus $57 for fiscal year 1997.

Fiscal year ended October 31	1998	1997	% Change

Average trades per day

Total electronic trades	28,621	11,200	156%

Agent trades	27,552	21,271	30

Total daily average trades	56,173	32,471	73%

Average commission per revenue trade	$ 28.82	$ 39.73	(27)%

Mutual fund and related revenue

1999 versus 1998

      Mutual fund and related revenue was $98.4 million for the fiscal year ended October 31, 1999, up $39.4 million, or 66.8%, from the prior fiscal year. This increase was primarily due to a significant increase in customer assets in third-party mutual funds and proprietary money market and mutual funds, including the full year impact of the acquisition of Jack White & Company.

1998 versus 1997

      Mutual fund and related revenue was $59.0 million for the fiscal year ended October 31, 1998, up $23.3 million, or 65.0%, from the prior fiscal year. This increase was primarily due to a significant increase in customer assets held in third-party mutual funds and proprietary money market and mutual funds, which was driven in part by the acquisition of Jack White & Company, whose customers held a large proportion of their assets in mutual funds.

Net interest revenue

1999 versus 1998

      Net interest revenue was $186.8 million for the fiscal year ended October 31, 1999, up $69.1 million, or 58.7%, from fiscal year 1998. This increase was principally due to an 83.5% increase in average customer margin loans to $4.48 billion during fiscal year 1999 from $2.44 billion during fiscal year 1998. Our net interest spread decreased to 2.59% in fiscal year 1999 from 3.02% in fiscal year 1998 due primarily to the continued rapid growth of our U.S. operations, which have a lower net interest spread than our Canadian operations.

1998 versus 1997

      Net interest revenue was $117.7 million for the fiscal year ended October 31, 1998, up $48.9 million, or 70.9%, from fiscal year 1997. This increase was principally due to a 104.6% increase in average customer margin loans to $2.4 billion during fiscal year 1998 from $1.2 billion during fiscal year 1997. Our net interest spread decreased to 3.02% in fiscal year 1998 from 3.28% in fiscal year 1997 due primarily to the rapid growth of our U.S. operations, which have a lower net interest spread than our Canadian operations.

Operating Expenses

Years ended October 31, 1999, 1998 and 1997

1999 versus 1998

      Compensation and benefits expense was $277.6 million for the fiscal year ended October 31, 1999, up $94.2 million, or 51.4%, from the prior fiscal year. This increase was primarily due to a greater number of associates and to increases in incentive compensation consistent with our increased profits.

      Execution and clearing costs were $133.4 million for fiscal year 1999, up $37.9 million, or 39.7%, from fiscal year 1998. The increase was primarily due to the corresponding increase in trade volume during the year, partially offset by the savings derived from the operational leverage of our clearing business.

      Occupancy and equipment expense was $80.0 million for the fiscal year ended October 31, 1999, up $23.4 million, or 41.3%, from fiscal year 1998. This increase was primarily due to additional lease expenses on our expanded office space, as well as increased lease and depreciation expenses on data processing equipment. During fiscal year 1999, we opened 20 new branches.

      Advertising and marketing expense was $62.8 million in fiscal year 1999, up $29.6 million, or 89.0%, from fiscal year 1998. This increase primarily relates to increased national advertising campaigns.

      Communications expense was $41.1 million during fiscal year 1999, up $10.3 million, or 33.4%, from fiscal year 1998. This increase was primarily due to increased trading volumes and the opening of new branches.

      Amortization of goodwill was $37.4 million for fiscal year 1999, up $4.4 million, or 13.3%, from fiscal year 1998. This increase was primarily due to the full-year effect of the acquisition of Jack White & Company, which occurred in late May 1998.

      Professional fees were $24.5 million in fiscal year 1999, up $9.1 million, or 59.7%, from the prior fiscal year. This increase was primarily due to additional fees incurred for computer programming and systems consultants.

      Other expenses were $120.8 million for fiscal year 1999, up $57.7 million, or 91.4%, from the prior fiscal year, consistent with the overall increase in business activity.

      Our effective income tax rates for the fiscal years 1999 and 1998 were 46.7% and 52.9%, respectively. Our effective tax rates, excluding the effects of non-deductible goodwill, were 41.6% and 44.3%, respectively, for the fiscal years ended October 31, 1999 and 1998.

1998 versus 1997

      Compensation and benefits expense was $183.4 million for the fiscal year ended October 31, 1998, up $45.1 million, or 32.6%, from the prior fiscal year. This increase was primarily due to a greater number of employees and to increases in incentive compensation consistent with our increased profits.

      Execution and clearing costs were $95.5 million for fiscal year 1998, up $32.2 million, or 50.9%, from fiscal year 1997. The increase was primarily due to the corresponding increase in trade volume during the year, partially offset by the savings derived from the operational leverage of our clearing business.

      Occupancy and equipment expense was $56.6 million for the fiscal year ended October 31, 1998, up $13.1 million, or 30.2%, from fiscal year 1997. This increase was primarily due to additional lease expenses on our expanded office space, as well as increased lease and maintenance expenses on data processing equipment. During fiscal year 1998, we opened 31 new branches and acquired 17 branches and offices in connection with the acquisitions of Kennedy Cabot & Co., Jack White & Company and Gall & Eke.

      Advertising and marketing expense was $33.2 million in fiscal year 1998, up $14.7 million, or 79.3%, from fiscal year 1997. This increase primarily relates to increased national advertising campaigns.

      Communications expense was $30.8 million during fiscal year 1998, up $7.8 million, or 34.1%, from fiscal year 1997. This increase was primarily due to increased trading volumes and the opening of new branches.

      Amortization of goodwill was $33.0 million for fiscal year 1998, up $11.4 million, or 52.6%, from fiscal year 1997. This increase was primarily due to the full-year effect of the acquisition of Kennedy Cabot & Co. and the acquisition of Jack White & Company in late May 1998.

      Professional fees were $15.4 million in fiscal year 1998, up $0.5 million, or 3.2%, from the prior fiscal year. This was primarily due to increased fees for computer programming and systems consultants.

      Other expenses were $63.1 million for fiscal year 1998, up $18.2 million, or 40.5%, from the prior fiscal year, consistent with the overall increase in business activity.

      Our effective income tax rates for the fiscal years 1998 and 1997 were 52.9% and 53.9%, respectively. Our effective tax rates, excluding the effects of non-deductible goodwill, were 44.3% and 43.0%, respectively, for the fiscal years ended October 31, 1998 and 1997.

Quarterly Results

      The following tables set forth certain unaudited quarterly statements of income data and certain unaudited quarterly operating data for the eight quarters ended October 31, 1999. In our opinion, this unaudited information has been prepared on substantially the same basis as the financial statements appearing on pages 49 to 52, and includes all adjustments (consisting of normal recurring adjustments) necessary to present fairly the unaudited quarterly data. The unaudited quarterly data should be read in conjunction with the financial statements and notes. The results for any quarter are not necessarily indicative of results for any future period.

	Quarter ended

	October 31,	July 31,	April 30,	January 31,	October 31,	July 31,
	1999	1999	1999	1999	1998	1998

	(in thousands of dollars)

Revenues

Commissions and fees	$149,397	$155,455	$176,634	$152,044	$111,686	$105,634

Mutual fund and related revenue	29,097	25,722	22,812	20,783	18,846	16,790

Net interest revenue	61,851	51,668	39,311	34,004	32,061	33,004

Other	12,785	10,109	10,241	8,204	7,028	7,501

Total revenues	253,130	242,954	248,998	215,035	169,621	162,929

Expenses

Employee compensation and benefits	75,946	71,335	70,462	59,859	46,733	48,084

Execution and clearing costs	32,851	32,489	33,424	34,679	28,591	25,482

Occupancy and equipment	21,800	21,409	19,047	17,754	15,300	14,900

Advertising and marketing	24,063	14,642	12,487	11,569	9,014	8,351

Communications	8,413	9,971	11,999	10,717	7,922	8,971

Amortization of goodwill	9,537	9,290	9,284	9,279	9,103	8,534

Professional fees	7,849	6,422	6,166	4,082	3,851	4,305

Other	32,159	28,383	31,212	29,000	19,026	17,193

Total expenses	212,618	193,941	194,081	176,939	139,540	135,820

Income before income taxes	40,512	49,013	54,917	38,096	30,081	27,109

Income tax provision	19,588	22,621	24,954	18,029	15,617	14,194

Net income	$20,924	$26,392	$29,963	$20,067	$14,464	$12,915

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Quarter ended

	April 30,	January 31,
	1998	1998

	(in thousands of dollars)

Revenues

Commissions and fees	$108,241	$83,871

Mutual fund and related revenue	12,803	10,583

Net interest revenue	28,900	23,768

Other	7,468	6,277

Total revenues	157,412	124,499

Expenses

Employee compensation and benefits	48,393	40,167

Execution and clearing costs	22,191	19,259

Occupancy and equipment	13,993	12,403

Advertising and marketing	8,124	7,695

Communications	7,277	6,639

Amortization of goodwill	7,685	7,678

Professional fees	4,076	3,118

Other	15,121	11,804

Total expenses	126,860	108,763

Income before income taxes	30,552	15,736

Income tax provision	15,732	9,222

Net income	$14,820	$6,514

	Quarter ended

	October 31,	July 31,	April 30,	January 31,	October 31,	July 31,
	1999	1999	1999	1999	1998	1998

Other operating data

Pre-tax operating margin, excluding goodwill	19.8%	24.0%	25.8%	22.0%	23.1%	21.9%

Average commissions per revenue trade	$22.38	$22.07	$23.11	$24.14	$25.72	$28.09

Average trades per day:

Online	69,958	69,915	69,452	56,875	33,493	26,178

Electronic(1)	73,637	74,221	74,265	61,562	36,876	29,293

Total	103,478	108,593	117,978	97,981	66,118	58,240

Total accounts	2,961,000	2,833,000	2,640,000	2,467,000	2,302,000	2,124,000

Total active accounts(2)	2,168,000	2,066,000	1,884,000	1,736,000	1,609,000	1,485,000

Number of new accounts	150,000	169,000	253,000	167,000	134,000	125,000

Total customer assets (in billions)	$121.7	$112.7	$106.1	$95.7	$75.9	$74.4

Total associates	6,110	5,981	5,310	4,534	4,217	4,242

Total branches	212	210	210	200	192	183

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Quarter ended

	April 30,	January 31,
	1998	1998

Other operating data

Pre-tax operating margin, excluding goodwill	24.3%	18.8%

Average commissions per revenue trade	$30.74	$32.79

Average trades per day:

Online	24,966	15,752

Electronic(1)	28,825	19,038

Total	57,446	42,237

Total accounts	1,856,000	1,695,000

Total active accounts(2)	1,258,000	1,172,000

Number of new accounts	154,000	98,000

Total customer assets (in billions)	$61.2	$52.0

Total associates	3,786	3,470

Total branches	177	167

(1)	Electronic trades include transactions completed both on line and by touch-tone phone.

(2)	Active accounts are accounts that had purchase, sale, other activity or an equity balance during the previous calendar quarter.

      During fiscal year 1999 we opened 20 new branches, compared to the increase of 48 branches in fiscal 1998, which included 16 branches and the approximately 332,000 associated total accounts added in connection with our acquisitions of Kennedy Cabot & Co. and Jack White & Company.

      We have experienced, and expect to continue to experience, significant fluctuations in quarterly operating results due to a variety of factors, including general volume and volatility in the securities markets, the impact of competition, levels of online trading, changes in interest rates, changes in foreign currency exchange rates, changes in regulations, our ability to manage personnel and process online trading activity, the amount and timing of capital expenditures, the incurrence of costs associated with acquisitions, and general economic conditions. Our expense structure is based on historical expense levels and the levels of demand for our brokerage services. If demand for our brokerage services declines and we are unable to adjust our cost structure on a timely basis, it could have a material adverse effect on our business, financial condition and operating results.

      Due to all of the foregoing factors, period-to-period comparisons of our revenues and operating results are not necessarily meaningful, and such comparisons cannot be relied upon as indicators of future performance. In addition, we cannot assure you that we will be able to sustain the rates of revenue growth that we have experienced in the past, improve our operating results or sustain our profitability on a quarterly basis.

Liquidity and Capital Resources

      Historically, we have financed our customer securities operations primarily through customer credit balances, deposits received for securities loaned and other short-term borrowings. As of October 31, 1999, 88.9% of our assets consisted of cash and cash equivalents or assets readily convertible into cash (principally receivables from customers, receivables from brokers and dealers, deposits paid for stock borrowed and securities owned). Receivables from customers primarily consist of margin loans to customers, which are secured by customers’ readily marketable securities. Receivables from brokers and dealers consist of amounts receivable for pending securities transactions, which can generally be settled within three business days. Deposits paid for securities borrowed represent cash deposits placed with brokers securing marketable securities borrowed by us. Securities owned consist primarily of U.S. and Canadian government securities and other securities that trade in highly liquid markets.

      Capital expenditures and investments in new technology, services and advertising have been primarily financed to date through earnings from operations. Acquisitions of new businesses have been funded through capital contributions from TD Bank.

      Net income plus depreciation and amortization was $148.6 million, $91.6 million and $64.9 million for the fiscal years ended October 31, 1999, 1998 and 1997, respectively. Depreciation and amortization expense, which relates to fixed assets, leasehold improvements and goodwill, was $51.3 million, $42.9 million and $28.6 million for the fiscal years ended October 31, 1999, 1998 and 1997, respectively. Capital expenditures were $59.8 million, $17.7 million and $26.8 million for the fiscal years ended October 31, 1999, 1998 and 1997, respectively, which represented 6.2%, 2.9% and 6.0%, respectively, of total revenues in each period. Capital expenditures, excluding acquisitions of new businesses, during the fiscal years ended October 31, 1999, 1998 and 1997 primarily related to the purchase of communications and data processing equipment, and leasehold improvements related to new branches and office facilities. The cost of acquiring new businesses, net of assets acquired and liabilities assumed, was approximately $289.0 million and $21.0 million during the years ended October 31, 1998 and 1997, respectively.

      Our broker-dealer subsidiaries are subject to regulatory requirements intended to ensure their general soundness and liquidity, which require that the broker-dealers comply with certain minimum capital requirements. These regulations, which differ in each country, generally prohibit our broker-dealer subsidiaries from repaying borrowings from TD Bank, paying cash dividends, making loans to us or affiliates, or otherwise entering into transactions which would result in a significant reduction in their regulatory capital positions without prior notification and/or the approval of the broker-dealer’s principal regulator. Our capital structure is designed to provide each entity and business with capital and liquidity consistent with its business and regulatory requirements.

Year 2000 Compliance

      The Year 2000 issue refers to concerns that computer and other electronic systems may not correctly interpret dates in the 21st century, possibly resulting in errors. If these concerns are not properly addressed, our ability to conduct normal business activities could be affected.

      All of our internal systems were updated as required and tested for Year 2000 readiness, with special emphasis being given to our trading-related, communications and data processing systems, which we consider critical to our ability to conduct our customers’ business. To ensure that our business would not be affected, the following actions were undertaken:

•	quality assurance testing of our main trading-related systems, including all customer interfaces and links to exchanges and utilities in all markets in which we operate;

•	participating with third-party vendors and licensors in testing of material hardware, software and services that are both directly and indirectly related to the main trading systems;

•	contacting vendors of critical non-trading-related communications and data processing systems;

•	assessing repair or replacement requirements, with appropriate remedial actions;

•	implementing updated applications and procedures; and

•	creating contingency plans in the event of Year 2000 failures.

      As a result of these actions, our ability to conduct normal business activity was not affected and we are confident that operations will continue without any significant disruption. Our confidence is based on the results of the extensive testing carried out on all of our systems. The testing was conducted first on individual systems, then in an enterprise-wide test with customer-critical systems running together in an integrated manner. We expanded the scope of testing by participating in industry tests with the clearing associations and exchanges in each market, and successfully completed end-to-end tests of the operating systems.

      We had a program in place to ensure that the systems which had been updated for Year 2000 continued to be Year 2000 ready if subsequently changed. In addition, as of August 4, 1999, we did not permit any changes to our systems except those absolutely necessary, a policy which remained in place until after January 15, 2000 to ensure that the Year 2000 status of our systems was not altered. A similar policy was in place with our external service providers to ensure their systems remained fully compatible with our systems.

      Notwithstanding our confidence in our systems readiness, as a prudent measure the various business and support units reviewed their business recovery procedures and, where required, modified and tested them to meet the Year 2000 challenge. All areas tested their procedures for adequacy.

      We prepared a plan to monitor, test and report on systems as the systems commenced processing Year 2000 dates. It should be noted that many systems were dealing with Year 2000 dates before the end of 1999, and no problems were experienced with them. We considered the period from December 31, 1999 to January 5, 2000 to be critical and created control teams to deal with the full range of contingent exposure within each business unit, and an overall command center to monitor operations closely during this period. We conducted simulation tests of the contingency plans for these operations. As systems began to process data after December 31, 1999, we had people on-site monitoring them to ensure that they continued to operate, and address any problems that might arise. This is our normal process for major systems events such as implementation of new versions of systems. We are committed to ensuring the optimal achievable operation of systems, and to this end will continue our ongoing program of monitoring critical systems during the coming period.

      We anticipated higher-than-usual activity toward the end of the year and into early 2000, and increased the capacity of all delivery channels to accommodate the potential increased demand. We monitored activity very closely and had extra staff ready to meet additional demand.

      The total cost associated with Year 2000 conversion is approximately $11.25 million including contingencies, of which $9.7 million had been incurred prior to October 31, 1999. All material costs are expensed as incurred. Our Year 2000 compliance costs are substantially less than many of our competitors and other securities firms, due primarily to the fact that we utilize third-party vendors for our back office systems.

Recently Issued Accounting Standards

      Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in 1998. This standard requires us to recognize all derivatives as either assets or liabilities in our financial statements and to measure such instruments at their fair values. Hedging activities must be redesignated and documented pursuant to the provisions of the standard. This standard becomes effective for all fiscal quarters of fiscal years which begin after June 15, 2000. At this time, we do not believe that adoption of this standard will have a material impact on our financial condition and results of operations.

      In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, effective for fiscal years beginning after December 15, 1998. SOP 98-1 requires that certain costs of computer software developed or obtained for internal use be capitalized and amortized over the useful life of the related software. We currently expense the costs of all software development in the period in which a cost is incurred. We have adopted this statement for the fiscal year November 1, 1999 to October 31, 2000, and are currently assessing its impact.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

      On January 28, 1997, the Securities and Exchange Commission adopted new rules (Securities Act Release No. 7386) that require disclosure about the policies used to account for derivatives and certain quantitative and qualitative information about market risk exposures. Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest rates and market prices. We have not traded or otherwise engaged in transactions involving derivatives nor do we expect to in the future. We have established policies, procedures and internal processes governing our management of market risks in the normal course of our business operations.

      As part of our brokerage business, we hold short-term interest-earning assets (mainly margin loans to customers) totaling $6.8 billion and $3.6 billion as at October 31, 1999 and 1998, respectively, of which $1.9 billion and $1.3 billion, respectively, were denominated in foreign currencies, primarily the Canadian dollar. Our interest-earning assets are financed by short-term interest-bearing liabilities in the form of customer balances and deposits received for stock loaned. We earn a net interest spread on the difference between amounts earned on customer margin loans and amounts paid on stock loan and customer credit balances. Since we establish the rate paid on customer cash balances, a substantial portion of our interest rate risk is under our direct management. We generally move rates earned on loans in lockstep with rates paid on credit balances in order to maintain a consistent net interest spread, and therefore do not anticipate that changes in interest rates will have a material adverse effect on our earnings and cash flows. Similarly, since we manage the assets and liabilities related to our brokerage business on a geographic basis and fund assets with liabilities denominated in the same currency as the assets, we do not anticipate that changes in foreign exchange rates will have a material adverse effect on our earnings or cash flows.

      We held marketable securities (securities owned) at October 31, 1999 and 1998 that were recorded at fair values of $342.0 million and $76.3 million, respectively, and had sold securities short (securities sold, not yet purchased) as at October 31, 1999 and 1998 with fair values of $3.6 million and $5.0 million, respectively, which exposes us to market price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in quoted market prices, and amounted to approximately $34.6 million and $8.1 million as at October 31, 1999 and 1998, respectively. Of these positions, approximately $10.2 million and $41.2 million of securities owned at October 31, 1999 and 1998, respectively, and $3.4 million and $5.0 million of securities sold short at October 31, 1999 and 1998, respectively, were denominated in foreign currencies, primarily the Canadian dollar. Therefore, we are also exposed to foreign currency risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in foreign exchange rates, and amounted to approximately $1.4 million and $4.6 million as at October 31, 1999 and 1998, respectively. Actual results may differ.

Item 8.  Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL INFORMATION

CONSOLIDATED FINANCIAL STATEMENTS

TD WATERHOUSE GROUP, INC.

REPORT OF MANAGEMENT

      The consolidated financial statements of TD Waterhouse Group, Inc. and related financial information presented elsewhere in this Annual Report have been prepared by management, which is responsible for the integrity, consistency, objectivity and reliability of the information. Accounting principles generally accepted in the United States have been applied and management has exercised its judgement and made best estimates where deemed appropriate.

      The Company’s accounting systems and related internal controls are designed, and their supporting procedures maintained, to provide reasonable assurance that financial records are complete and accurate and that Company and customer assets are safeguarded against loss and unauthorized use or disposition. These supporting procedures include careful selection and training of qualified staff, the establishment of organizational structures providing a well-defined division of responsibilities and accountability for performance, and the communication of policies and guidelines of business conduct throughout the Company.

      The Audit Committee of the Board of Directors, which is comprised of directors who are not officers or employees of the Company, oversees management’s responsibilities for the financial reporting and internal control systems. The Audit Committee meets periodically with our internal auditors, with Company management and with PricewaterhouseCoopers LLP to discuss accounting, auditing, internal controls over financial reporting and other matters.

      PricewaterhouseCoopers LLP, an independent accounting firm, has audited our consolidated financial statements. They were given unrestricted access to all the Company’s financial records and related data. We believe that all representations made to PricewaterhouseCoopers during their audit were valid and appropriate.

/s/  STEPHEN D. MCDONALD

Stephen D. McDonald

Chief Executive Officer
and Deputy Chairman

/s/  FRANK J. PETRILLI

Frank J. Petrilli

President and
Chief Operating Officer

/s/  B. KEVIN STERNS

B. Kevin Sterns

Executive Vice President
and Chief Financial Officer

REPORT OF INDEPENDENT ACCOUNTANTS

To The Board of Directors and The Stockholders of TD Waterhouse Group, Inc.

      In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of income, of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of TD Waterhouse Group, Inc. and its subsidiaries at October 31, 1999 and 1998, and the results of their operations and cash flows for each of the three years in the period ended October 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

New York, New York
November 18, 1999

TD WATERHOUSE GROUP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

AT OCTOBER 31

	1999	1998

	(in thousands of dollars, except
	share and per share data)

ASSETS

Cash and cash equivalents	$569,181	$522,029

Securities owned, at market value	342,042	76,279

Receivable from brokers and dealers	194,370	71,717

Receivable from customers	5,868,804	2,556,182

Deposits paid for securities borrowed	664,299	232,685

Receivable from affiliates	7,010	82,038

Deposits with clearing organizations	35,495	15,914

Fixed assets, net of accumulated depreciation	73,543	27,604

Goodwill, net of accumulated amortization	654,081	672,516

Other assets	182,991	41,772

Total assets	$8,591,816	$4,298,736

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities

Bank loans and overdrafts	$249,010	$31,183

Deposits received for securities loaned	3,962,958	1,033,964

Securities sold, not yet purchased	3,554	4,987

Payable to brokers and dealers	160,254	152,865

Payable to customers	2,016,535	1,947,430

Payable to affiliates	32,323	36,181

Accrued compensation, taxes payable and other liabilities	215,062	96,991

Total liabilities	6,639,696	3,303,601

Commitments and contingent liabilities (Notes 7, 9 and 13)

Stockholders’ Equity

Historical combined equity	—	994,452

Preferred stock, $0.01 par value:

100 million shares authorized, one share issued and outstanding	—	—

Preferred stock of subsidiaries, $23,700 par value:

100,000 shares authorized, five shares issued and outstanding	119	—

Common stock, $0.01 par value:

700 million shares authorized, 376,419,200 shares issued and outstanding	3,764	—

Additional paid-in capital	1,916,622	—

Retained earnings	31,441	—

Accumulated other comprehensive income	174	683

Total stockholders’ equity	1,952,120	995,135

Total liabilities and stockholders’ equity	$8,591,816	$4,298,736

The accompanying notes are an integral part of these consolidated financial statements.

TD WATERHOUSE GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEAR ENDED OCTOBER 31

	1999	1998	1997

	(in thousands of dollars, except share and per share data)

REVENUES

Commissions and fees	$633,530	$409,432	$313,572

Mutual fund and related revenue	98,414	59,022	35,762

Net interest revenue	186,834	117,733	68,874

Other	41,339	28,274	28,424

Total revenues	960,117	614,461	446,632

EXPENSES

Employee compensation and benefits	277,602	183,377	138,261

Execution and clearing costs	133,443	95,523	63,316

Occupancy and equipment	80,010	56,596	43,485

Advertising and marketing	62,761	33,184	18,511

Communications	41,100	30,809	22,981

Amortization of goodwill	37,390	33,000	21,630

Professional fees	24,519	15,350	14,871

Other	120,754	63,144	44,956

Total expenses	777,579	510,983	368,011

Income before income taxes	182,538	103,478	78,621

Income tax provision	85,192	54,765	42,416

Net income	$97,346	$48,713	$36,205

Basic and diluted earnings per share	$0.28	$0.15

Weighted average number of shares outstanding	348,509,453	333,000,000

The accompanying notes are an integral part of these consolidated financial statements.

TD WATERHOUSE GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Historical			Additional		Other
	combined	Common	Preferred	paid-in	Retained	comprehensive
	equity	stock	stock	capital	earnings	income

	(in thousands of dollars)

Balance at October 31, 1996	$467,411

Net income	36,205

Capital contributions	115,322

Translation adjustment arising during the period, net of taxes	581

Balance at October 31, 1997	619,519

Comprehensive income for the year ended October 31, 1997

Net income	48,713

Capital contributions	325,976

Translation adjustment arising during the period, net of taxes	927

Balance at October 31, 1998	995,135

Comprehensive income for the year ended October 31, 1998

Net income for the period from November 1, 1998 through June 23, 1999	65,905

Capital contributions	171,012

Historical combined equity at June 22, 1999	1,232,052

Reorganization as of June 23, 1999 (Note 2)	(1,232,052)		$237,000	$934,801

Net proceeds of the initial public offerings (Note 2)		$3,764		981,821

Repayment of preferred shares			(236,881)

Net income for the period from June 24, 1999 through October 31, 1999					$31,441

Translation adjustment arising during the period, net of taxes						$174

Comprehensive income for the year ended October 31, 1999

Total stockholders’ equity at October 31, 1999	$—	$3,764	$119	$1,916,622	$31,441	$174

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Total	Total
	stockholders’	comprehensive
	equity	income

	(in thousands of dollars)

Balance at October 31, 1996	$467,411

Net income	36,205	$36,205

Capital contributions	115,322

Translation adjustment arising during the period, net of taxes	581	581

Balance at October 31, 1997	619,519

Comprehensive income for the year ended October 31, 1997		$36,786

Net income	48,713	$48,713

Capital contributions	325,976

Translation adjustment arising during the period, net of taxes	927	927

Balance at October 31, 1998	995,135

Comprehensive income for the year ended October 31, 1998		$49,640

Net income for the period from November 1, 1998 through June 23, 1999	65,905	$65,905

Capital contributions	171,012

Historical combined equity at June 22, 1999	1,232,052

Reorganization as of June 23, 1999 (Note 2)	(60,251)

Net proceeds of the initial public offerings (Note 2)	985,585

Repayment of preferred shares	(236,881)

Net income for the period from June 24, 1999 through October 31, 1999	31,441	31,441

Translation adjustment arising during the period, net of taxes	174	174

Comprehensive income for the year ended October 31, 1999		$97,520

Total stockholders’ equity at October 31, 1999	$1,952,120

The accompanying notes are an integral part of these consolidated financial statements.

TD WATERHOUSE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED OCTOBER 31

	1999	1998	1997

	(in thousands of dollars)

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$97,346	$48,713	$36,205

Adjustments to reconcile net income to cash (used in)/provided by operating activities:

Depreciation and amortization	53,617	42,855	28,649

(Increases)/decreases in operating assets:

Securities owned	(265,763)	(9,730)	(4,327)

Receivable from brokers and dealers	(122,653)	42,078	(52,625)

Receivable from customers	(3,312,622)	(799,163)	(1,329,202)

Deposits paid for securities borrowed	(431,614)	(61,848)	(48,937)

Receivable from affiliates	75,028	(10,278)	(71,760)

Deposits with clearing organizations	(19,581)	(10,939)	(4,975)

Other assets	(141,219)	(4,736)	(27,799)

Increases/(decreases) in operating liabilities:

Bank loans and overdrafts	217,827	12,608	18,575

Deposits received for securities loaned	2,928,994	117,264	776,249

Securities sold, not yet purchased	(1,433)	(2,108)	7,095

Payable to brokers and dealers	7,389	58,494	1,220

Payable to customers	69,105	756,950	570,824

Payable to affiliates	(8,464)	8,371	5,672

Accrued compensation, taxes payable and other liabilities	118,071	2,809	36,171

Cash (used in)/provided by operating activities	(735,972)	191,340	(58,965)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of furniture, equipment and leasehold improvements	(62,166)	(17,661)	(26,817)

Acquisitions of businesses, net of assets acquired and liabilities assumed	(12,034)	(292,202)	(16,726)

Cash used in investing activities	(74,200)	(309,863)	(43,543)

CASH FLOWS FROM FINANCING ACTIVITIES

Net proceeds from initial public offerings	985,585	—	—

Subordinated debt with affiliate	(17,532)	22,138	—

Capital contributions from parent	171,012	325,976	115,322

Preferred share redemption	(236,881)	—	—

Repayment of debt	(45,034)	—	—

Cash provided by financing activities	857,150	348,114	115,322

Effect of exchange rate differences on cash and cash equivalents	174	927	581

Increase in cash and cash equivalents	47,152	230,518	13,395

Cash and cash equivalents, beginning of period	522,029	291,511	278,116

Cash and cash equivalents, end of period	$569,181	$522,029	$291,511

Supplemental disclosures of cash flow information:

Cash paid for interest	$187,245	$107,197	$36,854

Cash paid for income taxes	$81,198	$55,677	$38,615

The accompanying notes are an integral part of these consolidated financial statements.

TD WATERHOUSE GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Description of The Business

      TD Waterhouse Group, Inc. (the “Company”) is a Delaware holding company which through its operating subsidiaries is a leading provider of online financial services to investors in the United States, Canada, the United Kingdom, Australia and Hong Kong. The Company is 88.5% owned by The Toronto-Dominion Bank (“TD Bank”) through its wholly-owned subsidiary, TD Waterhouse Holdings, Inc. (“TDW Holdings”). The Company’s primary operating subsidiaries are:

•	TD Waterhouse Investor Services, Inc. (“TDW US”), a U.S.-registered broker-dealer which provides discount brokerage services to retail customers in the United States

•	National Investor Services Corp. (“NISC”), a U.S.-registered broker-dealer which provides execution and clearance services for affiliates, including TDW US, and third-party broker-dealers

•	TD Waterhouse Asset Management, Inc. (“TDWAM”), a U.S.-registered investment advisor which provides investment advice to a series of affiliated mutual funds

•	TD Waterhouse Advertising, Inc. (“TDWA”), a U.S.-based advertising firm which places advertising for affiliates

•	Marketware International, Inc. (“MWI”), a software development firm which provides software solutions to affiliates and to third parties

•	TD Waterhouse Investor Services (Canada), Inc. (“TDW Canada”), a registered broker-dealer which provides discount brokerage services to retail clients in Canada

•	TD Waterhouse Investor Services (UK) Limited (“TDW UK”), a registered broker-dealer which provides discount brokerage services to customers in the United Kingdom

•	TD Waterhouse Investor Services (Hong Kong) Limited (“TDW HK”), a registered broker-dealer which provides discount brokerage services to customers located in Asia

•	TD Waterhouse Holdings (Australia) Pty. Limited (“TDW Australia”), a registered broker-dealer which provides discount brokerage services to customers located in Australia.

2.  Reorganization and Initial Public Offerings

      In connection with the initial public offerings (the “Offerings”) of the Company’s common stock on June 23, 1999, TD Bank reorganized its worldwide discount brokerage operations so that they would be consolidated into the Company and its subsidiaries. This reorganization included the following steps:

•	TDW Holdings, formerly Waterhouse Investor Services, Inc. (“WISI”), which prior to the reorganization served as the U.S. holding company for TD Bank’s U.S. discount brokerage operations, converted the shares of common stock it held in one of its wholly-owned registered broker-dealer subsidiaries into shares of new common stock and preferred stock. The preferred stock is redeemable at any time, in whole or in part, at the issuer’s option for an aggregate redemption price of $237 million, pays dividends semi-annually at a variable rate based on London interbank offered rates, and has no fixed maturity. TDW Holdings contributed all of the common stock of its registered broker-dealer subsidiaries as well as all of the common stock of its other U.S. subsidiaries as well as all of the common stock of its other U.S. subsidiaries to the Company. A portion of the proceeds from the Offerings was used to fund the redemption of $236.9 million of the preferred stock. TDW Holdings retained the remaining outstanding shares of preferred stock of the broker-dealer subsidiary.

•	TD Bank transferred its Canadian discount brokerage business and brokerage clearing business to the newly formed Canadian subsidiary, TDW Canada. In exchange, a series of 36 million exchangeable preference shares of the subsidiary TDW Canada and promissory notes of TDW Canada totaling

TD WATERHOUSE GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $45 million were issued to TD Bank. A portion of the proceeds of the Offerings was used to repay these promissory notes. The exchangeable preference shares are exchangeable at any time at TD Bank’s option for an equivalent number of shares of the Company’s common stock, and have dividend rights equal to the equivalent number of shares of the Company’s common stock. As part of the transfer, TDW Canada assumed all past liabilities of these businesses and each of TD Bank and TDW Canada indemnified the other and its relevant subsidiaries, and its respective directors, officers, agents and employees, against all past, present and future liabilities related to the transferred and retained businesses.

•	TDW Holdings received one special voting preferred share of the Company. The special voting preferred share has voting rights equal to the number of shares of the Company’s common stock into which the exchangeable preference shares may be exchanged, and will be canceled when the exchangeable preference shares are no longer outstanding.

•	TD Bank transferred ownership of its United Kingdom, Australia and Hong Kong discount broker subsidiaries to the Company in exchange for shares of the Company’s common stock and promissory notes totaling $27 million. A portion of the proceeds of the Offerings will be used to repay these promissory notes.

•	The Company entered into a master services agreement with TD Bank pursuant to which certain services are made available to the Company and certain services are made available by the Company to TD Bank.

      In order to effect the item last described, TD Bank entered into transfer and assumption agreements with TDW Canada, which in general provided for the transfer of assets used exclusively in the transferred businesses. The assets were transferred to TDW Canada immediately prior to the completion of the Offerings.

      The assets transferred consisted of all tangible assets, such as computers, equipment and furniture, which exclusively related to the transferred businesses. Accounts receivable as well as cash and cash equivalents of the transferred businesses were also transferred. All intellectual property owned by TD Bank or its non-transferred subsidiaries and used exclusively by the transferred businesses was transferred to TDW Canada. The transferred businesses currently operate in premises leased from third parties or in space owned or leased by TD Bank. Pursuant to the master services agreement, TD Bank continues to make available to TDW Canada shared space used by the transferred businesses.

      As a result of the reorganization, approximately 1,450 associates were transferred to the Company. TDW Canada’s associates comprise all employees working in its local branches, customer service centers and back office activities. With the exception of certain support services provided by TD Bank associates, TDW Canada’s associates perform all day-to-day compliance, technology and information systems management and human resource functions for TDW Canada.

      The transfer and assumption agreements provided for TD Bank to transfer all of its title to, and rights and interests in, the assets. The transfer and assumption agreements provided for assumptions and indemnities designed to place sole legal and financial responsibility on TDW Canada for all liabilities known or contingent relating to the transferred businesses, the past and present operations and the assets transferred or licensed to TDW Canada. As a result, the liabilities assumed by TDW Canada included all liabilities and obligations, actual or contingent, relating to the transferred businesses, such as accounts payable, contractual obligations, and ongoing or presently unknown claims and suits. The transfer and assumption agreements contained indemnification provisions in connection with the conduct of TDW Canada’s business after the transfer of the transferred businesses, misstatements or omissions in the offering prospectus with respect to the transferred businesses, and the use of trademarks, trade names, logos and other indemnities.

TD WATERHOUSE GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      TD Bank similarly indemnified TDW Canada in respect of its past, present and future businesses, other than the transferred businesses.

3.  Summary of Significant Accounting Policies

Basis of presentation

      The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant transactions and balances between and among the Company and its subsidiaries have been eliminated in the consolidation.

Use of estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Commissions and fees

      Customers’ securities transactions are recorded on a settlement date basis, with commission revenue and related expenses recorded on a trade date basis. Fees consist primarily of payments from market-makers and exchanges for directing order executions, as well as clearing fees.

Mutual fund and related revenue

      Mutual fund and related revenue consists of fees earned for providing investment advisory services to a series of related mutual funds, and trailer fees for services provided to third-party mutual funds, affiliated mutual funds and an affiliated bank. Such revenue is recorded when earned.

Net interest revenue

      The Company reports interest revenue, which primarily arises from margin loans to customers, net of the related financing cost (interest expense). For the years ended October 31, 1999, 1998 and 1997, interest expense was $193,026, $110,175 and $39,422, respectively.

Advertising and marketing

      Advertising production costs are expensed when the advertising campaign commences. Costs of communicating advertising are expensed as the services are received. Other marketing costs are expensed as incurred.

Depreciation and amortization of fixed assets

      Depreciation of capitalized furniture and equipment is provided on a straight-line basis using estimated useful lives of three to five years. Leasehold improvements are amortized on a straight-line basis over the lesser of the lease term or the estimated useful life. Fixed assets are stated at cost net of accumulated depreciation and amortization of $24,479 at October 31, 1999 and $14,156 at October 31, 1998. Depreciation and amortization expense is included in occupancy and equipment expense in the consolidated statements of income. The Company recorded depreciation and amortization of $16,227, $9,855 and $7,019 for the years ended October 31, 1999, 1998 and 1997, respectively.

TD WATERHOUSE GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Prior to the reorganization, TDW Canada was charged rental expense for its use of equipment and other fixed assets, which were owned by TD Bank (see also Note 15). The rental expense approximates the depreciation on such equipment. The Company was charged $3,019, $7,584 and $7,942 for the years ended October 31, 1999, 1998 and 1997, respectively. These costs have been included in occupancy and equipment expense in the consolidated statements of income.

Acquisitions and goodwill

      All business combinations have been accounted for under the purchase method and accordingly, the excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill in the consolidated statements of financial condition. Pursuant to the purchase method, the results of operations, changes in equity and cash flows of acquired companies and businesses are included in operations only for those periods following the date of their acquisition (Note 4).

      Goodwill arising from acquisitions of businesses is amortized on a straight-line basis over a period of no more than 20 years. Goodwill is stated at cost, net of accumulated amortization of $94,731, $57,341 and $24,341 for the years ended October 31, 1999, 1998 and 1997, respectively.

Income taxes

      The Company’s U.S. operations are included in the consolidated federal income tax returns filed by an affiliate in the United States. The Company files separate income tax returns in other countries. The Company determines its provision for federal income taxes as if it were to file separate income tax returns. In the United States, the Company also files combined state and local income tax returns with an affiliate. The allocation of income tax expense is in accordance with a tax sharing agreement.

      The Company records deferred tax assets and liabilities for the difference between the tax basis of assets and liabilities and the amounts recorded for financial reporting purposes, using current tax rates. Deferred tax expenses and benefits are recognized in the consolidated statements of income for changes in deferred tax assets and liabilities.

Cash and cash equivalents

      For purposes of reporting cash flows, the Company considers all highly liquid investments with original maturities of three months or less (except for amounts designated as securities owned) to be cash equivalents.

Securities owned

      Securities owned and securities sold, not yet purchased are recorded on a trade date basis and primarily represent U.S. and Canadian government securities, other debt instruments, equity securities and mutual fund positions, and are carried at fair value with unrealized gains and losses reported in income.

Financing transactions

      Deposits paid for securities borrowed and deposits received for securities loaned are recorded at the amount of cash collateral advanced or received. Deposits paid for securities borrowed transactions require the Company to deposit cash with the lender. With respect to deposits received for securities loaned, the Company receives collateral in the form of cash in an amount generally in excess of the market value of the securities loaned. The Company monitors the market value of the securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded, as necessary.

TD WATERHOUSE GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign currency translation

      Assets and liabilities of international subsidiaries are translated based on the end-of-period exchange rates from local currency to U.S. dollars. Results of operations are translated at the average exchange rates in effect during the period. The resulting gains or losses are reported as a component of equity in the consolidated statements of financial condition.

Segment information

      Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about the operating and geographic segments of the Company’s business. Currently, the nature and extent of the Company’s operations are such that it operates in only one reportable segment as a provider of discount brokerage services. Information regarding the Company’s geographic segments is set forth in Note 18.

4.  Acquisitions

      The Company has been active in acquiring discount brokerage businesses. A description of the Company’s more significant acquisitions, including the date acquired, purchase price (including acquisition costs) and goodwill recognized, is as follows:

      Marathon Brokerage, a division of First Marathon Securities Limited, a Canadian discount brokerage firm, was acquired in October 1993 for $46 million and its operations were merged into TDW Canada. The $42 million excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill.

      WISI, a U.S. bank holding company and nationwide discount brokerage firm, was acquired by TD Bank in October 1996 for cash and TD Bank common stock. For purposes of preparing the consolidated financial statements of the Company, the discount brokerage business of WISI was recorded by the Company as a contribution of capital by TD Bank as of the close of business on October 31, 1996. The purchase price assigned to the discount brokerage business was $525 million. The $390 million excess over the fair value of the net assets acquired from WISI and contributed to the Company was recorded by the Company as goodwill.

      Kennedy Cabot & Co. (“KCC”), a discount brokerage firm located in Beverly Hills, California, was acquired in November 1997 for approximately $163 million, and its operations were merged into TDW US. The acquisition was funded by capital contributions from TD Bank, and goodwill of $159 million was recorded.

      Pont Securities Limited (“Pont”) and Rivkin Croll Smith (“Rivkin”), Australia-based discount brokerage firms, were acquired during fiscal years 1997 and 1998, respectively, for an aggregate price of $42 million, and their operations were reorganized to create TDW Australia. The $38 million excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill.

      Jack White & Company (“Jack White”), a discount brokerage firm based in San Diego, California, was acquired in May 1998 for $106 million, and its operations were merged into TDW US. The acquisition was funded by capital contributions from TD Bank, and the $102 million excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill.

      Gall & Eke (“G&E”), a U.K.-based discount brokerage firm, was acquired in September 1998 for $13 million and merged with TDW UK. The $11 million excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill.

      Pursuant to the purchase method of accounting, the accompanying consolidated statements of income reflect the results of operations of the aforementioned entities and businesses only subsequent to the date of

TD WATERHOUSE GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquisition. The following unaudited supplemental pro forma information has been prepared to give effect to the acquisitions as of the beginning of the fiscal year preceding the fiscal year in which the acquisitions occurred.

	Fiscal 1998(a)	Fiscal 1997(b)

Pro forma revenues	$650,908	$581,991

Pro forma net income	$47,749	$51,050

(a)	Adjusted to reflect the acquisitions of Rivkin, KCC, Jack White and G&E as of November 1, 1997.

(b)	Adjusted to reflect the acquisitions of Pont, Rivkin, KCC, Jack White and G&E as of November 1, 1996.

5.  Receivables From and Payables To Brokers and Dealers

      Receivables from and payables to brokers and dealers comprise the following:

As at October 31	1999	1998

Receivable:

Securities failed to deliver	$126,495	$40,743

Clearing and other fees	56,453	14,463

Other	11,422	16,511

	$194,370	$71,717

Payable:

Securities failed to receive	$85,816	$126,060

Other	74,438	26,805

	$160,254	$152,865

6.  Receivables From and Payables To Customers

      Receivables from customers are generally collateralized by marketable securities. Receivables from customers are reported net of unsecured or partially secured amounts over 30 days recorded as an allowance for doubtful accounts. The allowances were $10,781 and $4,731 as of October 31, 1999 and 1998, respectively.

      Payables to customers primarily represent free credit balances in customers’ accounts. The Company pays customers interest on certain free credit balances at a rate based on prevailing short-term money market rates. Interest expense for the years ended October 31, 1999, 1998 and 1997 were $66,943, $58,226 and $17,898, respectively.

7.  Financing Activities

      Bank loans and overdrafts primarily represent short-term borrowings in the United States which bear interest at rates based primarily on the U.S. Federal funds rate. The loans are generally collateralized by customers’ margin securities valued at approximately $419,955 and $115,448 as of October 31, 1999 and 1998, respectively. The following is a summary of comparative bank loan data:

As at October 31	1999	1998

Average amount outstanding during period	$222,222	$24,068

Maximum amount outstanding during period	502,031	230,900

Weighted average interest rate at end of period	5.68%	5.85%

Weighted average interest rate during period	5.33%	5.88%

TD WATERHOUSE GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      TDW US maintains available bank credit lines totaling $1,555,000 and $255,000 as at October 31, 1999 and 1998, respectively. Included within the October 31, 1999 balance is a bank credit line of $400,000 with TD Bank. All the lines require collateralization and bear interest at a rate based on the U.S. Federal funds rate. At October 31, 1999 and 1998, TDW US had drawn down $196 and $400 on these credit lines, respectively. TDW Canada has received unsecured letters of credit agreements with TD Bank on behalf of two clearing organizations totaling $64,600 and $47,369 at October 31, 1999 and 1998, respectively. TDW Canada pays an annual fee of 25 basis points on the notional value of the letters of credit, which amounted to $369, $244 and $191 for the years ended October 31, 1999, 1998 and 1997, respectively. There were no borrowings outstanding under these lines at October 31, 1999 and 1998.

      Deposits received for securities loaned primarily represent short-term collateralized financing transactions, which bear interest based on prevailing market rates (average rates of 4.69% and 5.27% for the years ended October 31, 1999 and 1998, respectively). In addition, TDW Canada acts as an intermediary between lenders and borrowers of securities and earns a net interest spread on stock loan and stock borrow transactions.

8.  Stock Options

      Certain employees of the Company participate in the Company’s stock option plan which was adopted in connection with the offerings. Under the plan, options on the Company’s common shares are issued to employees for terms of 10 years, vesting over a four-year period and are exercisable at the market price of the shares on the date the options were issued. Outstanding options have an exercise price of $24.00, have a weighted average remaining life of nine years, and expire on June 28, 2009.

      A summary of the Company’s stock option activity is as follows:

		Weighted average
	Shares	exercise price

Outstanding at date of reorganization	—	—

Granted	3,310,754	$24.00

Canceled	60,304	24.00

Outstanding at October 31, 1999	3,250,450	$24.00

      The weighted average fair value of options granted during the year ended October 31, 1999 was $14.00 per option. The weighted average remaining contractual life of options outstanding at October 31, 1999 was nine years.

      The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock option plan and, accordingly, does not recognize any compensation cost associated with this plan in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its options under SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net income for the year ended October 31, 1999 would have been as follows:

For the year ended October 31	1999

Net income as reported	$97,346

Pro forma net income	73,077

Basic and diluted earnings per share, as reported	0.28

Pro forma basic and diluted earnings per share	0.21

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options granted during the period: dividend yield of 0%; expected volatility of 60%; risk-free interest rate of 6.00%; and an expected life of four years for all grants.

TD WATERHOUSE GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In addition, certain employees of the Company participate in TD Bank’s stock option plan. Under TD Bank’s stock option plan, options on TD Bank common shares are issued to certain employees of the Company for terms of 10 years, vesting over a four-year period and exercisable at the market price of the shares on the date the options were issued. During 1997, the plan was modified to allow employees to elect to receive cash for the options equal to their intrinsic value, being the difference between the option exercise price and the current market value of the shares. Pursuant to SFAS No. 123, the Company records compensation expense based on the annual change in the intrinsic value of the stock options. The Company recorded compensation expense/ (income) in the amounts of $5,332, $(117) and $5,478 for the years ended October 31, 1999, 1998 and 1997, respectively, for employee stock options. No compensation expense was recognized for fiscal years prior to 1997. Outstanding options have exercise prices ranging from $5.57 to $20.80, have a weighted average remaining contractual life of 7.9 years, and expire on dates ranging from April 2003 to December 2008.

      A summary of the Company’s portion of stock option activity and related information of TD Bank is as follows:

	October 31,	Weighted average	October 31,	Weighted average
	1999	exercise price	1998	exercise price

Number outstanding, beginning of period	1,224,194	$10.74	821,792	$8.80

Granted	673,400	16.86	501,800	20.79

Exercised	(77,498)	7.41	(97,300)	7.24

Forfeited	(8,146)	16.00	(2,098)	10.02

Number outstanding, end of period	1,811,950	$15.42	1,224,194	$10.74

Exercisable, end of period	581,275	$11.37	455,234	$7.55

[Additional columns below]

[Continued from above table, first column(s) repeated]

	October 31,	Weighted average
	1997	exercise price

Number outstanding, beginning of period	582,112	$7.57

Granted	388,600	12.67

Exercised	(138,950)	6.82

Forfeited	(9,970)	9.04

Number outstanding, end of period	821,792	$8.80

Exercisable, end of period	356,804	$7.20

9.  Commitments and Contingent Liabilities

      The Company leases office space and equipment under noncancelable operating leases with third parties and affiliates (Note 15) extending for periods in excess of one year. Future minimum rental commitments under such leases as of October 31, 1999 are as follows:

For the year ending October 31

2000	$28,609

2001	24,303

2002	21,105

2003	16,359

2004	13,102

Thereafter	29,805

$133,283

TD WATERHOUSE GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Rental expense amounted to approximately $33,059, $22,300 and $15,081 for the years ended October 31, 1999, 1998 and 1997, respectively.

      Securities sold, not yet purchased represents obligations of the Company to purchase securities at a future date. The Company may incur a loss if the market value of the securities subsequently increases.

      In the normal course of conducting its securities business, the Company has been named as a defendant in certain lawsuits, claims and legal actions. In the opinion of management, after consultation with outside legal counsel, the ultimate outcome of pending litigation and inquiries will not have a material adverse effect on the financial condition or results of operations of the Company.

10.  Net Capital Requirements

      As registered broker-dealers and members of the New York Stock Exchange, TDW US and NISC are subject to the Securities and Exchange Commission’s Uniform Net Capital Rule (the “Rule”), which requires the maintenance of minimum net capital. At October 31, 1999 and 1998, TDW US and NISC were both in compliance with their respective capital requirements and had net capital of $21,439 and $15,339, and of $380,967 and $160,314, respectively, which was $18,918 and $13,299, and $277,276 and $118,269, respectively, in excess of their required net capital.

      Subsequent to the reorganization described in Note 2, TDW Canada became a member of the Investment Dealers Association of Canada (“IDA”) and is required to meet the risk-adjusted capital rules, which require the maintenance of minimum risk-adjusted capital of Cdn$250 (U.S.$170 at October 31, 1999). Prior to the reorganization, TDW Canada was not subject to the IDA risk-adjusted capital rules and therefore did not maintain stand-alone minimum risk-adjusted capital. As of October 31, 1999, TDW Canada was in compliance with such requirements.

      TDW UK, TDW Australia and TDW HK are all subject to broker-dealer capital requirements in their respective countries and, as of October 31, 1999 and 1998, were in compliance with such requirements, as and when applicable.

11.  Employee Benefit Plans

      Substantially all of the Company’s full-time U.S. employees are eligible to participate in the defined contribution profit sharing and 401(k) plans sponsored by an affiliate. The Company makes discretionary contributions to the profit sharing plan and makes mandatory matching contributions to the 401(k) plan based on a percentage of each employee’s contribution, up to 6% per pay period of the employee’s compensation. The total expenses recognized by the Company for contributions to the U.S. profit sharing and 401(k) plans for the years ended October 31, 1999, 1998 and 1997 were $10,960, $6,400 and $5,035, respectively.

      Substantially all of the Company’s Canadian employees are eligible to participate in TD Bank’s pension plan, in which membership is voluntary and funding is provided by contributions from TD Bank and members of the plan. Each year, actuarial valuations are made of the pension plans maintained by TD Bank to determine the present value of the accrued pension benefits. Pension plan assets are valued at market values. Pension costs are determined based upon separate accrued valuations using the projected benefit method pro-rated on service and TD Bank management’s estimates rather than on valuations for funding purposes. There is no separate actuarial valuation for the Company, but the Company is charged its portion of pension expense by TD Bank. Pension expense/ (income) includes the cost of pension benefits for the current year’s service, interest expense on pension liabilities, income on plan assets, and the amortization of pension adjustments on a straight-line basis over the expected average remaining service life of TD Bank’s employee group. The Company’s pro-rata share of TD Bank’s pension expense/ (income) was $1,433, ($182) and ($341) for the years ended October 31, 1999, 1998 and 1997, respectively.

TD WATERHOUSE GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      TD Bank also provides the Company’s Canadian employees with certain health care and life insurance benefits upon retirement. Eligible employees are those who retire from TD Bank and the Company at normal retirement age.

12.  Income Taxes

      Income tax expense consists of the following:

For the year ended October 31	1999	1998	1997

Current:

U.S. Federal	$54,071	$27,392	$12,099

State	8,121	4,696	2,074

Foreign	29,512	21,180	20,544

Total current	91,704	53,268	34,717

Deferred:

U.S. Federal	(2,097)	1,149	6,363

State	(931)	197	1,091

Foreign	(3,484)	151	245

Total deferred	(6,512)	1,497	7,699

Total income tax expense	$85,192	$54,765	$42,416

      The temporary differences which have created deferred tax assets and liabilities, included in other assets in the consolidated statements of financial condition, are detailed below:

As at October 31	1999	1998

Deferred tax assets:

Depreciation and amortization	$1,326	$645

Accruals and allowances	3,611	2,269

Foreign operations	3,484	—

Total deferred tax assets	8,421	2,914

Deferred tax liabilities:

Goodwill and other	(3,592)	(1,312)

Total deferred tax liabilities	(3,592)	(1,312)

Net deferred tax asset	$4,829	$1,602

      The Company determined that no valuation allowance against deferred tax assets as at October 31, 1999 and 1998 was necessary.

TD WATERHOUSE GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a reconciliation of the provision for income taxes and the amount computed by applying the U.S. Federal statutory rate to income before income taxes:

For the year ended October 31	1999	1998	1997

U.S. Federal statutory income tax rate	35.0%	35.0%	35.0%

State and local income taxes, net of Federal income tax benefit	3.9	4.8	3.5

Foreign provincial income taxes	3.4	6.7	6.7

Amortization of goodwill and other	4.4	6.4	8.7

	46.7%	52.9%	53.9%

13.  Financial Instruments With Off Balance Sheet Risk and Concentration of Credit Risk

      In the normal course of business, the Company is exposed to off balance sheet risk. The Company executes, as agent, securities transactions on behalf of its customers. If either the customer or a counterparty fails to perform, the Company may be required to discharge the obligations of the nonperforming party. In such circumstances, the Company may sustain a loss if the market value of the security is different from the contract value of the transaction.

      In the normal course of business, the Company may deliver securities as collateral in support of various secured financing sources such as bank loans and deposits received for securities loaned. Additionally, the Company delivers customer securities as collateral to satisfy margin deposits of various clearing organizations. In the event the counterparty is unable to meet its contracted obligation to return customer securities delivered as collateral, the Company may be obligated to purchase the securities in order to return them to the owner. In such circumstances, the Company may incur a loss up to the amount by which the market value of the securities exceeds the value of the loan or other collateral received by, or in the possession or control of, the Company.

      For transactions in which the Company extends credit to customers and counterparties, the Company seeks to control the risks associated with these activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. The Company monitors required margin levels daily and, pursuant to such guidelines, requests customers to deposit additional collateral or reduce securities positions, when necessary.

      The Company has a global retail customer base. The Company conducts business with brokers and dealers, clearing organizations and depositories that are primarily located in the United States, Canada, Australia, United Kingdom and Hong Kong. The majority of the Company’s transactions and, consequently, the concentration of its credit exposures are with customers, broker-dealers and other financial institutions in the United States and Canada. These result in credit exposure in the event that the counterparty fails to fulfill its contractual obligations. The Company’s exposure to credit risk can be directly impacted by volatile securities markets which may impair the ability of counterparties to satisfy their contractual obligations. The Company seeks to control its credit risk through a variety of reporting and control procedures, including establishing credit limits based upon a review of the counterparty’s financial condition and credit rating. The Company monitors collateral levels on a daily basis for compliance with regulatory and internal guidelines and requests changes in collateral levels, as appropriate.

14.  Fair Value of Financial Instruments

      Statement of Financial Accounting Standards No. 107, Disclosure about Fair Value of Financial Instruments, requires the disclosure of the fair value of financial instruments, including assets and liabilities recognized in the consolidated statements of financial condition. Management estimates that the aggregate net fair value of all other financial instruments recognized in the consolidated statements of financial condition

TD WATERHOUSE GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(including deposits received for securities loaned, receivables, payables and accruals, and bank loans and overdrafts) approximates their carrying value, as such financial instruments are short-term in nature, bear interest at current market rates or are subject to restrictions or other specific provisions which offset any fair value adjustments.

15.  Related Party Transactions

      The Company transacts business and has extensive relationships with TD Bank, TDW Holdings and other affiliates. Due to these relationships, it is possible that the terms of these transactions are not the same as those which would result from transactions among unrelated parties. A description of these transactions and relationships is set forth below.

General

      Directors, officers and employees of the Company maintain cash and margin accounts with the Company’s broker-dealer subsidiaries and execute securities transactions through these firms in the ordinary course of business. As of October 31, 1999 and 1998, receivables from customers included $32,397 and $15,264, respectively, representing accounts of executive officers and directors. As of October 31, 1999 and 1998, payables to customers included $1,764 and $1,621, respectively, representing accounts of executive officers and directors.

      The Company, where possible, utilizes the commercial banking and related services of TD Bank and its affiliates, which are provided to the Company at standard commercial rates.

      As more fully discussed in Note 12, the Company’s U.S. operations are included in the consolidated federal income tax returns and combined state and local income tax returns of an affiliate filed in the United States and its Canadian operations are included in income tax returns filed by TD Bank or TD Securities Inc. in Canada. The provisions recorded by the Company for income taxes in the United States and Canada do not differ materially from the provisions that would have resulted had the Company filed separate income tax returns.

U.S. operations

      TDWAM acts as investment advisor and provides various administrative and shareholder services to a series of proprietary mutual funds. TDWAM receives fees from the funds based primarily on the average daily net asset value of the funds, but may, at its discretion, choose to waive all or a portion of the fees at any time.

      TDWAM also provides investment advisory services to TD Waterhouse Bank, N.A. (“TDWB”), an affiliated commercial bank, with respect to TDWB’s investments in fixed income securities and receives fees based on the market value of the assets under management.

      Customers of TDW US and NISC may elect to sweep their excess cash balances held in their brokerage accounts into a Federal Deposit Insurance Corporation (“FDIC”) insured money market account offered by TDWB. In connection with this arrangement, TDW US and NISC provide TDWB with record-keeping and shareholder services and as compensation receive a fee based on the average daily cash balance that their customers maintain at TDWB.

TD WATERHOUSE GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Fee income related to the aforementioned transactions and relationships of the Company has been included in mutual fund and related revenue in the accompanying consolidated statements of income; the corresponding amounts are as follows:

For the year ended October 31	1999	1998	1997

Fees	$53,265	$23,719	$17,253

Fees waived	(13,854)	(3,894)	(1,331)

Fee income	$39,411	$19,825	$15,922

      Commencing in fiscal 1998, NISC provided clearing services to a U.S. affiliate of TD Bank and received clearing fees at rates approximating those charged to third-party introducing brokers. The income from this relationship was $867 and $959 for the years ended October 31, 1999 and 1998, respectively. These fees have been included in commissions and fees.

      In addition, the Company, primarily through TDW US, provides TDWB with various marketing and administrative support services. These services include the marketing of TDWB’s FDIC insured deposit accounts and various credit products. In addition to these marketing services, TDW US provides TDWB with various executive and administrative support services. These services include audit, tax, human resources, employee benefits and legal, as well as providing office space. The Company also provides certain administrative and regulatory reporting functions for TDWB. The Company is reimbursed for such services on a cost recovery basis, which approximated $67 per month or $800 per annum in 1999, and is included in other revenue in the consolidated statements of income.

International operations

      TDW Canada sells mutual funds, some of which are managed by TD Asset Management. TD Asset Management pays trailer fees to the Company based on the net asset value of the mutual funds held by TDW Canada’s customers.

      TDW Canada also pays TD Bank a referral fee for customers introduced by TD Bank’s retail bank branches.

      TDW Canada provides clearing services to TD Bank. Prior to the reorganization and the Offerings, this part of TDW Canada was a division of TD Bank and, therefore, fees received by TDW Canada from TD Bank were determined on a cost recovery basis. Subsequent to the reorganization and initial public offerings, fees for such services were renegotiated at commercial rates.

      Prior to the reorganization and the Offerings, all employees involved in the TDW Canada businesses were employees of TD Bank. TD Bank allocated compensation expense to the Company for those periods based on an estimate of the actual compensation earned by each TD Bank employee that performed services for TDW Canada, plus an estimate of the related employment benefits applicable to these employees, which was based on a percentage of total compensation.

      TD Bank provides significant administrative and other services to TDW Canada. Charges for these services are calculated on a cost recovery basis. A detailed description of the services is as follows:

•	Leases for TDW Canada’s head office and branch locations are negotiated by TD Bank and rental expense is allocated to the Company by TD Bank. The rental charge includes the lease costs, insurance and management, and maintenance expenses. Rental amounts are also paid by the Company on TD Bank-owned property which TDW Canada occupies. TD Bank also charges TDW Canada for use of its equipment and provides hardware, software and telephone infrastructure services, which are charged to TDW Canada based on services used.

TD WATERHOUSE GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Professional services such as internal audit and legal are provided by TD Bank and charged to the Company at an hourly rate for specific work performed on TDW Canada’s business. TD Bank’s systems research and development group works with TDW Canada’s in-house systems group to provide software solutions and is also charged at an hourly rate.

•	Overhead costs associated with the following general services have been allocated to the Company based on the proportion of TDW Canada’s revenues to the total consolidated TD Bank revenues: payroll services and corporate human resource policy and procedures, financial statement consolidation, business planning, forecasting and tax planning, official external communications (which include press releases, annual and quarterly reporting, and investor, government and community relations), charitable donations and costs related to employee communications, and overall TD Bank marketing expenses (which include advertising and market research). In addition, economic research is provided for TDW Canada and used for marketing and client education purposes, and the costs of preparing the research are charged based on usage. Policies and procedures for credit and market risk management are formulated centrally by TD Bank. Expense allocations are determined based on the time spent on each business.

      TD Bank advances funding in the form of subordinated loans to TDW Australia and TDW UK. TDW Australia maintained available subordinated debt lines with an affiliate totaling $25,507 and $24,944 for the years ended October 31, 1999 and 1998, respectively. TDW UK established a subordinated debt line with TDBank, which for the year ended October 31, 1999 was $8,373. As at October 31, 1998, TDW Australia had drawn down $22,138 on its lines (no drawdown at October 31, 1999). TDW UK had drawn down $4,606 on its line at October 31, 1999 (no drawdown at October 31, 1998).

      Revenues and expenses resulting from the aforementioned transactions and relationships of the Company, which are included in the accompanying consolidated statements of income, are as follows:

For the year ended October 31	1999	1998	1997

Revenues

Commissions and fees	$21,166	$16,524	$14,706

Mutual fund and related revenue	7,366	5,959	4,710

Net interest revenue	(1,215)	(1,038)	—

Total revenues	$27,317	$21,445	$19,416

Expenses

Compensation and benefits	$32,475	$52,717	$51,647

Occupancy and equipment	11,017	17,065	16,783

Professional fees	3,431	3,600	4,141

Other expenses	18,138	7,190	7,054

Total expenses	$65,061	$80,572	$79,625

16.  Stockholders’ Equity

      Historical combined equity at October 31, 1998 represents the net equity of the subsidiaries and divisions of subsidiaries of TD Bank, which were contributed to the Company in connection with the reorganization and Offerings.

      Common stock in the consolidated statements of financial condition includes 36 million shares of common stock, which are issuable upon exchange of the exchangeable preference shares of TDW Canada held by TD Bank (Note 2).

TD WATERHOUSE GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.  Earnings Per Share

      SFAS No. 128, Earnings Per Share, requires a dual presentation of basic and diluted earnings per share. Both basic and diluted earnings per share are computed by dividing net income by the weighted average number of common shares outstanding, including the exchangeable preference shares of TDW Canada (Note 2). The Company’s outstanding stock options did not have a dilutive effect on earnings during the periods presented.

18.  International Operations

      The total revenues, income before income taxes and identifiable assets of the Company’s businesses by geographic region are summarized below:

For the year ended October 31	1999	1998	1997

Total revenues:

United States	$709,214	$423,789	$250,095

Canada	228,967	180,051	194,028

Other	21,936	10,621	2,509

Total	$960,117	$614,461	$446,632

Income before income taxes:

United States	$134,331	$64,243	$35,775

Canada	61,367	45,739	44,290

Other	(13,160)	(6,504)	(1,444)

Total	$182,538	$103,478	$78,621

October 31	1999	1998

Identifiable assets:

United States	$6,327,880	$2,800,713

Canada	2,048,049	1,383,020

Other	215,887	115,003

Total	$8,591,816	$4,298,736

19.	Reconciliation of U.S. and Canadian Generally Accepted Accounting Principles

      The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Material differences at October 31, 1999 and 1998 and for the fiscal years ended October 31, 1999, 1998 and 1997 between U.S. GAAP and accounting principles generally accepted in Canada (“Canadian GAAP”) are described below:

For the year ended October 31	1999	1998	1997

Net income

Net income based on U.S. GAAP	$97,346	$48,713	$36,205

Stock-based compensation, net of tax	2,562	(68)	3,177

Net income based on Canadian GAAP	$99,908	$48,645	$39,382

TD WATERHOUSE GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As at October 31	1999	1998

Statement of financial condition

Total assets based on U.S. GAAP	$8,591,816	$4,298,736

Customer transactions as of trade date	1,218,236	795,429

Total assets based on Canadian GAAP	$9,810,052	$5,094,165

Total liabilities based on U.S. GAAP	$6,639,696	$3,303,601

Customer transactions as of trade date	839,411	795,429

Total liabilities based on Canadian GAAP	$7,479,107	$4,099,030

Stock-based compensation

      During 1997, the TD Bank employee stock option plan was modified to allow option holders to elect to receive cash for the option’s intrinsic value, which is the difference between the option’s exercise price and the current market value of the shares. In accounting for stock options with this feature, SFAS No. 123 requires expensing the annual change in the intrinsic value of the stock options. For options that have not fully vested, the change in intrinsic value is amortized over the remaining vesting period. For purposes of preparing its Canadian GAAP financial statements, TD Bank does not record compensation expense for stock-based compensation, but rather cash payments to option holders are charged to retained earnings.

Customers’ securities transactions

      Under U.S. GAAP, customers’ securities transactions are recorded on a settlement date basis. Under Canadian GAAP, customers’ securities transactions are recorded on a trade date basis.

TD WATERHOUSE GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

Part III

Item 10.  Directors and Executive Officers of the Company

      The information about Directors required to be furnished pursuant to this item is incorporated by reference from portions of our definitive proxy statement for our 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after October 31, 1999 (the “Proxy Statement”). Information with respect to our Executive Officers is included on pages 20-21 of this filing in “Item 1. Business-Executive Officers of the Registrant.”

Item 11.  Executive Compensation

      The information required to be furnished pursuant to this item is incorporated by reference from portions of the Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      The information required to be furnished pursuant to this item is incorporated by reference from portions of the Proxy Statement.

Item 13.  Certain Relationships and Related Transactions

      The information required to be furnished pursuant to this item is incorporated by reference from portions of the Proxy Statement.

Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)  The following documents are filed as part of this Report:

      1.  Financial Statements and Financial Statement Schedules

See “Item 8. Financial Statements and Supplementary Data”

      2.  Exhibits

Exhibit
Number	Description

2.1	Form of Transfer and Assumption Agreement between TD Bank and TD Waterhouse Investor Services (Canada) Inc. (Incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-1, Registration No. 333-77521).
2.2	Form of Transfer and Assumption Agreement between TD Securities Inc. and TD Waterhouse Investor Services (Canada) Inc. (Incorporated by reference to Exhibit 2.2 of the Company’s Registration Statement on Form S-1, Registration No. 333-77521).
2.3	Form of Share Transfer Agreement between TD Bank and TD Waterhouse (Incorporated by reference to Exhibit 2.3 of the Company’s Registration Statement on Form S-1, Registration No. 333-77521).
3.1	Form of Amended and Restated Certificate of Incorporation of TD Waterhouse (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1, Registration No. 333-77521).
3.2	Form of By-laws of TD Waterhouse (Incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1, Registration No. 333-77521).

Exhibit
Number	Description

4.1	Specimen common stock certificate (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1, Registration No. 333-77521).
4.2	Form of Support and Exchange Agreement between TD Waterhouse, TD Waterhouse Investor Services (Canada) Inc., TD Bank, TD Waterhouse Holdings, Inc. and TD Securities Inc. (Incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1, Registration No. 333-77521).
4.3	Form of Exchangeable Preference Share Terms of TD Waterhouse Investor Services (Canada), Inc. (Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-1, Registration No. 333-77521).
4.4	Form of Certificate of Designation creating Special Voting Preferred Stock of TD Waterhouse (Incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-1, Registration No. 333-77521).
4.5	Specimen Special Voting Preferred stock certificate (Incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-1, Registration No. 333-77521).
10.1	Form of 1999 TD Waterhouse Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1, Registration No. 333-77521).
10.2	The Toronto-Dominion Bank 1993 Stock Option Plan (Incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1, Registration No. 333-77521).
10.3	Form of Master Services Agreement between TD Waterhouse and TD Bank (Incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1, Registration No. 333-77521).
10.4	Form of Tax Sharing Agreement between TD Waterhouse and TD Waterhouse Holdings, Inc. (Incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1, Registration No. 333-77521).
10.5	TD Bank Long Term Capital Plan.
10.6	Employment Agreement, dated as of October 1, 1999 between Stephen D. McDonald and the Company.
10.7	Employment Agreement, dated as of October 1, 1999 between Frank J. Petrilli and the Company.
10.8	Employment Agreement, dated as of October 1, 1999 between John G. See and the Company.
21.1	List of Subsidiaries.
27.1	Financial Data Schedule.

      (b)  Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended October 31, 1999.

      (c)  Exhibits

See Section (a)(2) of this Item 14.

Signatures

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TD WATERHOUSE GROUP, INC.

Dated: January 28, 2000

By:	/s/STEPHEN D. MCDONALD

Stephen D. McDonald
Chief Executive Officer and
Deputy Chairman

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ A. CHARLES BAILLIE A. Charles Baillie	Chairman of the Board	January 28, 2000
/s/ STEPHEN D. MCDONALD Stephen D. McDonald	Chief Executive Officer, Deputy Chairman and Director (Principal Executive Officer)	January 28, 2000
/s/ FRANK J. PETRILLI Frank J. Petrilli	President, Chief Operating Officer and Director	January 28, 2000
/s/ JOHN G. SEE John G. See	Vice Chairman of the Board and Director	January 28, 2000
/s/ LAWRENCE M. WATERHOUSE, JR. Lawrence M. Waterhouse, Jr.	Director	January 28, 2000
/s/ DR. WENDY K. DOBSON Dr. Wendy K. Dobson	Director	January 28, 2000
/s/ STEVEN B. DODGE Steven B. Dodge	Director	January 28, 2000
/s/ LEO J. HINDERY, JR. Leo J. Hindery, Jr.	Director	January 28, 2000
/s/ JOHN M. THOMPSON John M. Thompson	Director	January 28, 2000
/s/ B. KEVIN STERNS B. Kevin Sterns	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	January 28, 2000