Form 10-Q
period 2000-01-31
TD WATERHOUSE GROUP INC
filed 2000-03-15
CIK 1085095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2000

Commission file number 1-15101

TD Waterhouse Group, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization) 100 Wall Street, New York, NY (Address of Principal Executive Offices)	13-4056516 (IRS Employer Identification No.) 10005 (Zip Code)

(212) 806-3500

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X  No

Number of shares outstanding of each of the registrant’s classes of Common Stock at March 13, 2000.

Common Stock, $.01 Par Value               376,419,200 shares

TD WATERHOUSE GROUP, INC.

FORM 10-Q QUARTERLY REPORT

For the Quarter Ended January 31, 2000

Forward-Looking Statements:

      In addition to historical information, this interim report contains forward-looking statements that reflect management’s current expectations. These statements relate to, among other things, contingencies, business strategy, sources of liquidity, capital expenditures, and operating results and financial condition. Achievement of the expressed expectations is subject to a number of risks and uncertainties that could cause actual results to differ materially from those expectations. See “Forward-Looking Statements” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in this interim report for a discussion of important factors that may cause such differences.

Part I.

Item 1.  Financial Statements

TD WATERHOUSE GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	January 31,

	2000	1999

Revenues

Commissions and fees	$258,810	$152,044

Mutual fund and related revenue	33,197	20,783

Net interest revenue	75,917	34,004

Other	13,724	8,204

Total revenues	381,648	215,035

Expenses

Employee compensation and benefits	103,534	59,859

Execution and clearing costs	41,149	34,679

Occupancy and equipment	26,854	17,754

Advertising and marketing	36,131	11,569

Communications	13,616	10,717

Amortization of goodwill	9,625	9,279

Professional fees	8,602	4,082

Other	40,865	28,999

Total expenses	280,376	176,938

Income before income taxes	101,272	38,097

Income tax provision	44,256	18,031

Net income	$57,016	$20,066

Basic and diluted earnings per share	$0.15	$0.06

Weighted average shares outstanding — basic and diluted	376,419	333,000

The accompanying notes are an integral part of these consolidated financial statements.

TD WATERHOUSE GROUP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except per share amounts)
(Unaudited)

	January 31, 2000	October 31, 1999

Assets

Cash and cash equivalents	$861,149	$569,181

Securities owned, at market value	121,818	342,042

Receivable from brokers and dealers	308,477	194,370

Receivable from customers	9,141,927	5,868,804

Deposits paid for securities borrowed	522,642	664,299

Receivable from affiliates	6,025	7,010

Deposits with clearing organizations	44,729	35,495

Fixed assets, net of accumulated depreciation	85,282	73,543

Goodwill, net of accumulated amortization	658,926	654,081

Other assets	90,974	182,991

Total assets	$11,841,949	$8,591,816

Liabilities and Stockholders’ Equity

Liabilities

Bank loans and overdrafts	$1,099,848	$249,010

Deposits received for securities loaned	5,114,502	3,962,958

Securities sold, not yet purchased, at market value	8,861	3,554

Payable to brokers and dealers	478,691	160,254

Payable to customers	2,602,856	2,016,535

Payable to affiliates	282,644	32,323

Accrued compensation, taxes payable and other liabilities	242,194	215,062

Total liabilities	9,829,596	6,639,696

Commitments and contingent liabilities (Note 2)

Stockholders’ Equity

Common stock, $.01 par value: 700 million shares authorized, 376,419,200 shares issued and outstanding	3,764	3,764

Preferred stock, $.01 par value: 100 million shares authorized, one share issued and outstanding	—	—

Preferred stock of subsidiaries, $23,700 par value: 100,000 shares authorized, 5 shares issued and outstanding	119	119

Additional paid-in capital	1,916,622	1,916,622

Retained earnings	88,457	31,441

Accumulated other comprehensive income	3,391	174

Total stockholders’ equity	2,012,353	1,952,120

Total liabilities and stockholders’ equity	$11,841,949	$8,591,816

The accompanying notes are an integral part of these consolidated financial statements.

TD WATERHOUSE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(Unaudited)

	Three Months Ended
	January 31,

	2000	1999

Cash flows from operating activities:

Net income	$57,016	$20,066

Adjustments to reconcile net income to cash provided by/(used in) operating activities:

Depreciation and amortization	16,628	12,273

(Increases)/decreases in operating assets:

Securities owned	220,224	14,202

Receivable from brokers and dealers	(114,107)	(85,739)

Receivable from customers	(3,273,123)	(914,083)

Deposits paid for securities borrowed	985	(222,933)

Receivable from affiliates	141,657	(8,614)

Deposits with clearing organizations	(9,234)	(3,742)

Other net assets	93,387	(4,656)

Increases/(decreases) in operating liabilities:

Bank loans and overdrafts	850,838	27,267

Deposits received for securities loaned	1,151,544	1,015,035

Securities sold, not yet purchased	5,307	212

Payable to brokers and dealers	318,437	55,121

Payable to customers	586,321	(44,158)

Payable to affiliates	236,563	15,063

Accrued compensation, taxes payable and other liabilities	31,738	75,867

Cash provided by/(used in) operating activities	314,181	(48,819)

Cash flows from investing activities:

Purchase of furniture, equipment and leasehold improvements	(18,742)	(5,354)

Acquisitions of businesses, net of assets acquired and liabilities assumed	(15,840)	(3,209)

Cash used in investing activities	(34,582)	(8,563)

Cash flows from financing activities:

Subordinated debt with affiliate	9,152	(957)

Capital contribution from Parent	—	20,262

Cash provided by financing activities	9,152	19,305

Effect of exchange rate differences in cash and cash equivalents	3,217	185

Increase/(decrease) in cash and cash equivalents	291,968	(37,892)

Cash and cash equivalents, beginning of period	569,181	522,029

Cash and cash equivalents, end of period	$861,149	$484,137

Supplemental disclosures of cash flow information

Cash paid for interest	$60,053	$29,644

Cash paid for income taxes	$70,409	$25,057

The accompanying notes are an integral part of these consolidated financial statements.

TD WATERHOUSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)
(Unaudited)

1.  Organization and Description of the Business

      TD Waterhouse Group, Inc. (the “Company”), is a Delaware holding company which, through its operating subsidiaries, is a leading provider of online financial services to investors in the United States, Canada, the United Kingdom, Australia and Hong Kong. The Company is 88.5% owned by The Toronto-Dominion Bank (“TD Bank”) through its wholly-owned subsidiary, TD Waterhouse Holdings, Inc. (“TDW Holdings”).

      The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant transactions and balances between and among the Company and its subsidiaries have been eliminated in consolidation. These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, reflect all adjustments consisting only of those necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements as of October 31, 1999 included in the Company’s Annual Report on Form 10-K as filed with the SEC.

2.  Commitments and Contingent Liabilities

      In the normal course of conducting its securities business, the Company has been named as a defendant in certain lawsuits and legal actions. In the opinion of management, after consultation with outside legal counsel, the ultimate outcome of such matters will not have a material adverse effect on the financial condition or results of operations of the Company.

3.  Net Capital Requirements

      As registered broker-dealers and members of the New York Stock Exchange, the Company’s U.S. subsidiaries TD Waterhouse Investor Services, Inc. (“TDW US”) and National Investor Services Corp. (“NISC”) are subject to the SEC’s Uniform Net Capital Rule, which requires the maintenance of minimum net capital. At January 31, 2000 TDW US and NISC were both in compliance with their respective capital requirements and had net capital of $16,127 and $559,459, respectively, which was $12,782 and $403,203, respectively, in excess of their required net capital.

      TD Waterhouse Investor Services (Canada) Inc. (“TDW Canada”) is a member of the Investment Dealers Association of Canada (“IDA”) and is required to meet its risk-adjusted capital rules, which require the maintenance of minimum risk-adjusted capital of Cdn. $250 (US $167 at January 31, 2000). As at January 31, 2000, TDW Canada was in compliance with such requirements.

      TD Waterhouse Investor Services (UK) Limited (“TDW UK”), TD Waterhouse Holdings (Australia) Pty. Limited (“TDW Australia”), and TD Waterhouse Investor Services (Hong Kong) Limited (“TDW HK”) are all subject to broker-dealer capital requirements in their respective countries and, as at January 31, 2000, were in compliance with such requirements.

4.  Net Interest Revenue

      The Company reports interest revenue, which primarily arises from margin loans to customers, net of related financing cost (interest expense). Interest expense was $83,147 and $30,896, for the three months ended January 31, 2000 and January 31, 1999, respectively.

5.  Segment Information

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

6. International Operations

      The total revenues, income before income taxes, and identifiable assets of the Company’s businesses by geographic region are summarized below:

	For the Three Months Ended
	January 31,

	2000	1999

Total revenues:

United States	$269,709	$160,939

Canada	93,847	49,850

Other	18,092	4,246

Total	$381,648	$215,035

Income before income taxes:

United States	$ 67,506	$25,881

Canada	37,138	13,913

Other	(3,372)	(1,697)

Total	$101,272	$38,097

	January 31,	October 31,
	2000	1999

Identifiable assets:

United States	$8,869,024	$6,327,880

Canada	2,343,262	2,048,049

Other	629,663	215,887

Total	$11,841,949	$8,591,816

7.  Comprehensive income

      SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income, which includes net income and changes in equity except those resulting from investments by, or distributions to, stockholders. Comprehensive income is as follows:

	For the Three Months
	Ended

	January 31,	January 31,
	2000	1999

Net income	$57,016	$20,066

Changes in other comprehensive income:

Cumulative translation adjustments	3,217	185

Total comprehensive income	$60,233	$20,251

8.  Earnings Per Share

      SFAS No. 128, Earnings Per Share, requires a dual presentation of basic and diluted earnings per share. Basic and diluted earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for the period. The Company’s outstanding stock options do not have a dilutive effect on earnings and, as such, are not included within the calculation.

9.  Reconciliation of U.S. and Canadian Generally Accepted Accounting Principles

      The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Material differences at January 31, 2000 and October 31, 1999 and for the three months ended January 31, 2000 and 1999 between U.S. GAAP and accounting principles generally accepted in Canada (“Canadian GAAP”) are described below.

	For the Three Months
	Ended
	January 31,

	2000	1999

Net Income

Net income based on U.S. GAAP	$57,016	$20,066

Stock based compensation, net of tax	(1,470)	(1,614)

Net income based on Canadian GAAP	$55,546	$18,452

Statement of Financial Condition

	January 31,	October 31,
	2000	1999

Total assets based on U.S. GAAP	$11,841,949	$8,591,816

Customer transactions as of trade date	1,256,783	1,218,236

Total assets based on Canadian GAAP	$13,098,732	$9,810,052

Total liabilities based on U.S. GAAP	$9,829,596	$6,639,696

Customer transactions as of trade date	919,085	839,411

Total liabilities based on Canadian GAAP	$10,748,681	$7,479,107

Stock Based Compensation

      The TD Bank employee stock option plan allows option holders to elect to receive cash for the option’s intrinsic value, being the difference between the option’s exercise price and the current market value of the shares. In accounting for stock options with this feature, SFAS 123, Accounting for Stock Based Compensation, requires expensing the annual change in the intrinsic value of the stock options. For options that have not fully vested, the change in intrinsic value is amortized over the remaining vesting period. For purposes of preparing its Canadian GAAP financial statements, TD Bank does not record compensation expense for stock based compensation, but rather cash payments to option holders are charged to retained earnings.

Customer’s Securities Transactions

      Under U.S. GAAP, customers’ securities transactions are recorded on a settlement date basis. Under Canadian GAAP, customers’ securities transactions are recorded on a trade date basis.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion of the financial condition and results of operations of TD Waterhouse Group, Inc. and its subsidiaries (collectively referred to as the “Company”) are based on the unaudited consolidated results of our U.S. and international businesses for the three months ended January 31, 2000, and should be read in conjunction with the Company’s audited financial statements as of October 31, 1999. This discussion contains forward-looking statements, including statements regarding our strategy, financial performance and revenue sources, which involve risks and uncertainties. Actual results of operations of the businesses may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including, but not limited to, those set forth elsewhere in this Form 10-Q and under the caption “Business-Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 1999, as filed with the SEC.

Overview

      We are one of the largest online financial service providers, and the second largest discount brokerage operation, in the world. We offer investors a broad range of brokerage, mutual fund, banking and other consumer financial products on an integrated basis through 219 branches in the United States, Canada, the United Kingdom, Australia and Hong Kong. Our common stock trades on the New York and Toronto Stock Exchanges. Our principal shareholder is TD Bank, one of Canada’s largest financial institutions.

Revenues

      Commissions and fees, which account for the majority of total revenues, include commissions earned for executing customer trades; payments received by us from market-makers, exchanges and other execution agents for order flow; and fees for providing trade execution and clearance services to financial institutions in the United States and Canada. Commissions and fees are primarily affected by changes in transaction volumes and changes in the commission or fee rates charged per transaction. Commissions, which account for more than 92% of commissions and transaction fees, fluctuate based on the number of active customer accounts, the average number of trades per account, and the average commission per revenue trade. Active customer accounts have grown 37% to approximately 2.37 million as at January 31, 2000, from 1.74 million as at January 31, 1999. We define active accounts as accounts that had purchase, sale or other activity or a position during the previous calendar quarter. Combined with the significant growth in daily average trading volumes in the U.S. and major global equities markets, this account growth has resulted in a 47% increase in the average number of trades per account over the quarter ended January 31, 1999. Average number of trades per account increased 69% during the first three months of fiscal year 2000, over the quarter ended October 31, 1999. The effect of such increases has been partially offset by a decrease in the average commission per revenue trade, to approximately $21 per trade in the first fiscal quarter of 2000, down 12% from approximately $24 per trade in the quarter ended January 31, 1999. This was primarily due to the growth of our online trading products, which provide online customers with discounts from our standard commission schedule. We use other broker-dealers to execute our customers’ orders and receive revenue from these broker-dealers for such order flow. Payments for order flow have not increased commensurate with increases in trading volumes as a result of changes in regulations and market conventions that caused market-makers and execution agents to change their payment policies for order flow by reducing the payment per trade and by limiting the types of trades on which payments are made. Order flow revenue for the first quarter was less than 4% of total revenue, down from approximately 5% of total revenue for the first quarter of 1999. Transaction fees for execution and clearing services continue to grow due to the addition of new clients and general increases in market volumes.

      Mutual fund and related revenue represents customary trailer fees from third party and affiliated mutual funds in the U.S. and Canada and, in the U.S. only, fees for shareholder services, administration and investment management services provided to our proprietary money market and mutual funds. Such fees are primarily based upon the daily amount of customer assets invested in third party mutual funds and upon the average daily net asset value of our proprietary money market and mutual funds. Our proprietary money market accounts and mutual funds had net assets valued at $13.3 billion at January 31, 2000. We held in excess of $6 billion of customer assets in no-load, no-fee mutual funds sponsored by third parties at

January 31, 2000. Commissions relating to the purchase and sale of mutual funds are included in commissions and fees.

      We also receive fees for providing referral and administrative services to our affiliate, TD Waterhouse Bank, N.A. (“TDWB”), which is based on the daily cash balances our customers choose to sweep into an FDIC insured money market account. In addition, we provide investment advisory services to TDWB with respect to TDWB’s fixed income portfolio and receive a fee based on the market value of the assets under management. Fees related to services provided to TDWB are classified as mutual fund and related revenues.

      Net interest revenue is the difference between interest earned on our interest-earning assets (which primarily consist of margin loans to customers) and the interest expense associated with our interest-bearing liabilities (which include free credit balances in customers’ accounts, deposits received for stock loaned and other borrowings). Net interest revenue is principally affected by changes in customer margin balances, as well as the prevailing net interest spread. Net interest spread represents the difference between the rate we charge customers on margin loans (based on the broker call rate) and the rate we pay our customers (which is our lowest cost source of funds) and the rate we pay our other creditors. In the U.S., securities regulations place limits on the amount of customer funds we can use to finance our business, while no such limitations exist in Canada. Accordingly, the net interest spread from our Canadian brokerage operations has exceeded that of our U.S. operations.

      Other revenue consists primarily of revenues derived from ancillary services such as floor brokerage and retirement account administration.

Operating Expenses

      Our largest operating expense is employee compensation and benefits, which includes salaries and wages, incentive compensation and related employee benefits and taxes. We employ a limited number of commissioned sales representatives; therefore, compensation and benefits do not vary directly with changes in commission revenue. Most employees do, however, receive annual incentive compensation based on the overall operating results of our operations in each geographical region, as well as the employee’s individual performance. Therefore, a significant portion of compensation and benefits expense will fluctuate based on our operating results. Compensation expense also reflects the change in intrinsic value of TD Bank stock options granted to our employees under TD Bank’s stock option plan.

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

      Advertising and marketing includes media, print and direct mail advertising expenses and other costs incurred to create brand awareness, promote our product and service offerings and introduce new products and services. Due to the rapid development of new products and services and increased competition, advertising and marketing expense has increased significantly from period to period and management expects this trend to continue in the future.

      Communications expense includes telephone expenses, which are generally affected by changes in customer transaction volumes and the increased use of electronic communication channels and online service offerings.

      We have been active in acquiring new businesses to rapidly expand our operations including: Marathon Brokerage in 1993, Waterhouse Securities Group in 1996, Pont Securities Limited in 1997 and Rivkin Croll

Smith, Kennedy Cabot & Co., Jack White & Company and Gall & Eke in 1998. Our latest acquisition was YorkSHARE Limited, a U.K. based discount broker operation, which was acquired in November, 1999. Goodwill relating to our major acquisitions is generally being amortized over a period of 20 years from the date of acquisition.

      Professional fees include fees paid to consultants engaged to support our product, service and systems development efforts, as well as legal and accounting fees. These expenses generally fluctuate with overall changes in the level of business activities.

      Other expenses primarily consist of administrative expenses and other costs including postage, printing and supplies.

      We are subject to income taxes in each country in which we operate. The difference between our effective tax rate and the U.S. statutory rate of 35% differs from period to period, but primarily results from state and local taxes in the United States, provincial taxes in Canada, and the effect of certain non-deductible expenses, most notably the amortization of goodwill.

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

Results of Operations

      The following table sets forth the combined statement of income data for the periods indicated as a percentage of total revenues:

	For the Three
	Months Ended
	January 31,

	2000	1999

Revenues

Commissions and fees	67.8%	70.7%

Mutual fund and related revenue	8.7	9.7

Net interest revenue	19.9	15.8

Other	3.6	3.8

Total revenues	100.0%	100.0%

	For the Three
	Months Ended
	January 31,

	2000	1999

Expenses

Employee compensation and benefits	27.1%	27.8%

Execution and clearing costs	10.8	16.1

Occupancy and equipment	7.0	8.3

Advertising and marketing	9.5	5.4

Communications	3.6	5.0

Amortization of goodwill	2.5	4.3

Professional fees	2.3	1.9

Other	10.7	13.5

Total expenses	73.5%	82.3%

Income before income taxes	26.5%	17.7%

Income tax provision	11.6	8.4

Net income	14.9%	9.3%

Three Months Ended January 31, 2000 Versus Three Months Ended January 31, 1999

Financial Overview

      Net income for the three months ended January 31, 2000 was a record $57.0 million, up 184.1% from $20.1 million for the comparable period in 1999. Revenues for the three months ended January 31, 2000 were also a record $381.6 million, up 77.5% from $215.0 million for the comparable period in 1999. This was primarily due to a 70.2% increase in commissions and transaction fees, a 59.7% increase in mutual fund and related revenue and a 123.3% increase in net interest revenue.

      Total operating expenses of $280.4 million for the three months ended January 31, 2000 were up 58.5% from $176.9 million for the comparable period in 1999. This resulted primarily from a $43.7 million increase in compensation and benefits costs (which included the impact of over 2,500 additional associates to handle the increased business volume), and increased marketing and advertising expenses related to the national advertising and global branding campaigns (impact of $24.5 million).

Revenues

Commissions and Fees

      Commissions and fees were $258.8 million for the three months ended January 31, 2000, up $106.8 million, or 70.2%, from the comparable period in 1999. The total number of trades executed by us has increased 93.9% from the comparable period in 1999 as our customer base has grown. Average commissions per revenue trade decreased 11.5% due to the expanded popularity of our online brokerage services, which are offered at a lower price than traditional agent based trading. For the three months ended January 31, 2000, total daily average online and total daily average electronic trades represented 72.1% and 75.3% of total trades, respectively, as compared to 58.0% and 62.8%, respectively, in the comparable 1999 period.

	Three Months Ended
	January 31,
			Percent
	2000	1999	Change

Total daily average online trades	136,932	56,875	141%

Touch-tone	6,135	4,687	31%

Total daily average electronic trades	143,067	61,562	132%

Agent trades	46,905	36,419	29%

Total daily average trades	189,972	97,981	94%

Average commissions, per revenue trade	$21.36	$24.14	(12)%

      We added approximately 260,000 new customer accounts during the three months ended January 31, 2000, an increase of 55.7% from the approximately 167,000 new accounts added during the comparable period in 1999. Our advertising and marketing expense per new account was approximately $139 for the three months ended January 31, 2000 versus $69 for the comparable 1999 period.

Mutual Fund and Related Revenue

      Mutual fund and related revenue was $33.2 million for the three months ended January 31, 2000, up $12.4 million, or 59.7%, from the comparable period in 1999. This increase was primarily due to a significant increase in customer assets held in third party mutual funds and proprietary money market and mutual funds.

Net Interest Revenue

      Net interest revenue was $75.9 million for the three months ended January 31, 2000, up $41.9 million, or 123.3%, from the comparable period in 1999. This increase was primarily due to a 153.1% increase in average customer margin loans to $7.25 billion during the three months ended January 31, 2000 from $2.86 billion during the comparable period in 1999. Our average net interest spread of 2.49% for the three months ended January 31, 2000 was lower than the spread of 2.88% for the comparable period in 1999 due to the continued growth of our U.S. operations, which have a lower net interest spread than our Canadian and foreign operations.

Operating Expenses

      Compensation and benefits expense was $103.5 million for the three months ended January 31, 2000, up $43.7 million, or 73.0%, from the comparable period in 1999. This increase was primarily due to the addition of new employees to support our rapid growth and an increase in incentive compensation to reflect the improvement in our operating results.

      Execution and clearing costs were $41.1 million for the three months ended January 31, 2000, up $6.5 million, or 18.7%, from the comparable period in 1999. This increase was primarily due to increased transaction volume offset by productivity gains from our ability to leverage our existing clearing operations.

      Occupancy and equipment expense was $26.9 million for the three months ended January 31, 2000, up $9.1 million, or 51.3%, from the comparable period in 1999. This increase was primarily due to additional lease expenses on our expanded office space, as well as increased lease and maintenance expenses on data processing equipment.

      Advertising and marketing expense was $36.1 million for the three months ended January 31, 2000, up $24.5 million, or 212.3%, from the comparable period in 1999. This increase primarily relates to increased national advertising in the United States, but includes costs arising from foreign national advertising and branding campaigns.

      Communications expense was $13.6 million for the three months ended January 31, 2000, up $2.9 million, or 27.1%, from the comparable period in 1999. This increase was primarily due to increased trading volumes and the opening of new branches.

      Amortization of goodwill was $9.6 million for the three months ended January 31, 2000, up $300,000, or 3.7%, from the comparable period in 1999. This increase was due to the acquisition of the UK discount brokerage operation, YorkSHARE Limited.

      Professional fees were $8.6 million for the three months ended January 31, 2000, up $4.5 million, or 110.7%, from the comparable period in 1999. This increase was primarily due to fees for computer programming and systems consultants (up approximately $2.6 million) and state registration fees (up approximately $1.5 million) for the increased dedicated retail associates (up over 1,100) in call centers and new branches.

      Other expenses were $40.9 million for the three months ended January 31, 2000, up $11.9 million, or 40.9%, from the comparable period in 1999. This increase was consistent with the overall growth in the business.

      Our effective income tax rate for the three months ended January 31, 2000 and 1999 was 43.7% and 47.3%, respectively. The decrease in the effective tax rate was primarily due to the significant increase in pre-tax income from our U.S. operations, which has the effect of reducing the impact of permanent differences such as the amortization of goodwill. Our effective tax rate, excluding the tax effects of non-deductible goodwill, was 41.4% and 41.3%, respectively, for the three months ended January 31, 2000 and 1999.

Liquidity and Capital Resources

      Before the initial public offering of the Company’s common stock on June 23, 1999 (the “Offering”), we financed our customer securities operations primarily through customer credit balances, deposits received for securities loaned and other short-term borrowings. Currently, we finance our business through cash generated by operations and the proceeds from the Offering. As of January 31, 2000, 92.5% of our assets consisted of cash and cash equivalents or assets readily convertible into cash (principally receivables from customers, receivables from brokers and dealers, deposits paid for stock borrowed, and securities owned). Receivables from customers primarily consist of margin loans to customers, which are secured by customers’ readily marketable securities. Receivables from brokers and dealers consist of amounts receivable for pending securities transactions, which can generally be settled within three business days. Deposits paid for securities borrowed represent cash deposits placed with brokers securing marketable securities borrowed by us. Securities owned consist primarily of U.S. and Canadian government securities and other securities, which trade in highly liquid markets.

      Prior to the Offering, capital expenditures and investments in new technology, services and advertising had been primarily financed through earnings from operations. Acquisitions of new businesses had been funded through capital contributions from TD Bank. Currently, we plan to finance capital expenditures and investments in new technology and services and advertising from earnings from operations, as well as from the proceeds from the Offering.

      Net income plus depreciation and amortization was $73.6 million and $32.3 million for the three months ended January 31, 2000 and 1999, respectively. Depreciation and amortization expense, which relates to fixed assets, leasehold improvements and goodwill, was $16.6 million and $12.3 million for the three months ended January 31, 2000 and 1999, respectively. Capital expenditures were $18.7 million and $5.4 million in the three months ended January 31, 2000 and 1999, respectively, which represented 4.9% and 2.5% of total revenues in each period. Capital expenditures, excluding acquisitions of new businesses, during the three months ended January 31, 2000 and 1999, primarily related to the purchase of communications and data processing equipment and leasehold improvements related to new branches and office facilities.

      Our broker-dealer subsidiaries are subject to regulatory requirements intended to ensure their general soundness and liquidity and require that the broker-dealers comply with certain minimum capital requirements. These regulations, which differ in each country, generally prohibit our broker-dealer subsidiaries from repaying borrowings from TD Bank, paying cash dividends, making loans to us or affiliates, or otherwise entering into transactions which would result in a significant reduction in their regulatory capital position, without prior notification and/or approval of the broker-dealer’s principal regulator. Our capital structure is designed to provide each entity and business with capital and liquidity consistent with their business and regulatory requirements.

      It is currently anticipated that our available cash resources and credit facilities will be sufficient to meet anticipated working capital, capital expenditures and regulatory capital requirements for at least the next twelve months.

Year 2000 Compliance

      The Year 2000 issue refers to concerns that computer and other electronic systems may not correctly interpret dates in the 21st century, possibly resulting in errors. If these concerns are not properly addressed, our ability to conduct normal business activities could be affected.

      We prepared a plan to monitor, test and report on systems as the systems commenced processing Year 2000 dates. We successfully completed all preparations for transition and experienced no material problems related to the Year 2000 issue through the first two months of the calendar year 2000. As of the date of this report, all of the dates that were identified as presenting potential problems have passed without any major impact. Any minor issues that were encountered were quickly resolved. We are committed to ensuring the optimal achievable operation of systems, and to this end will continue our ongoing program of monitoring critical systems during the coming period.

      The total cost associated with the Year 2000 conversion was approximately $10.75 million. All material costs were expensed as incurred. Our Year 2000 compliance costs were substantially less than many of our competitors and other securities firms, due primarily to the fact that we utilize third-party vendors for our back-office systems.

Recently Issued Accounting Standards

      SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in 1998. This standard requires us to recognize all derivatives as either assets or liabilities in our financial statements and to measure such instruments at their fair values. Hedging activities must be redesignated and documented pursuant to the provisions of this standard. This standard becomes effective for all fiscal quarters of fiscal years which begin after June 15, 2000. At this time, we do not believe that adoption of this standard will have a material impact on our financial condition and results of operations.

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

      As a part of our brokerage business, we hold short-term interest-earning assets (mainly margin loans to customers) totaling $10.0 billion and $6.8 billion at January 31, 2000 and October 31, 1999, respectively, of which $2.3 billion and $1.9 billion, respectively, were denominated in foreign currencies, primarily the Canadian dollar. Our interest earning assets are financed by short-term interest-bearing liabilities in the form of customer balances and deposits received for stock loaned. We earn a net interest spread on the difference between amounts earned on customer margin loans and amounts paid on stock loan and customer credit balances. Since we establish the rate paid on customer cash balances, a substantial portion of our interest rate risk is under our direct management. We generally move rates earned on loans in lockstep with rates paid on credit balances to maintain a consistent net interest spread, and, therefore, do not anticipate that changes in interest rates will have a material adverse effect on our earnings and cash flows. Similarly, since we manage the assets and liabilities related to our brokerage business on a geographic basis and fund assets with liabilities denominated in the same currency as the assets, we do not anticipate that changes in foreign exchange rates will have a material adverse effect on our net interest revenues or cash flows.

      We held marketable securities (securities owned) at January 31, 2000 and October 31, 1999, which were recorded at fair value of $121.8 million and $342.0 million, respectively, and sold securities short (securities sold, not yet purchased) at January 31, 2000 and October 31, 1999 with a fair value of $8.9 million and $3.6 million, respectively, which exposes us to market price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in quoted market prices and amounts to approximately $13.1 million and $34.6 million at January 31, 2000 and October 31, 1999, respectively. Of these positions, approximately $11.7 million and $10.2 million of securities owned at January 31, 2000 and October 31, 1999, respectively, and $6.5 million and $3.4 million of securities sold short at January 31, 2000 and October 31, 1999, respectively, were denominated in foreign currencies, primarily the Canadian dollar. Therefore, we are also exposed to foreign currency risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in foreign exchange rates and amounts to approximately $1.8 million and $1.4 million at January 31, 2000 and October 31, 1999, respectively. Actual results may differ.

Part II.  Other Information

Item 1.  Legal Proceedings

      Many aspects of our business involve substantial risks of liability. In recent years, there has been an increasing incidence of litigation involving the securities brokerage industry, including class action suits that generally seek substantial damages, including in some cases punitive damages. Like other securities brokerage firms, we have been named as a defendant in lawsuits and from time to time we have been threatened with, or named as a defendant in, arbitrations and administrative proceedings. Compliance and trading problems that are reported to federal, state and provincial securities regulators, securities exchanges or other self-regulatory organizations by dissatisfied customers are investigated by such regulatory bodies, and, if pursued by such regulatory body or such customers, may rise to the level of arbitration or disciplinary action. We are also subject to periodic regulatory audits and inspections.

      We are not, nor are our subsidiaries, currently a party to any litigation that we believe could have a material adverse effect on our business, financial condition or operating results.

Item 2.  Changes in Securities and Use of Proceeds

      None

Item 3.  Defaults Upon Senior Securities

      None

Item 4.  Submission of Matters to a Vote of Security Holders

      The Company’s Annual Meeting of Stockholders was held on March 2, 2000, and a total of 356,551,511 shares were present in person or by proxy at the Annual Meeting. The Company’s stockholders voted upon the following proposals:

Proposal No. 1 — Election of Three Directors:

	Shares For	Shares Withheld

Frank J. Petrilli	356,197,693	353,818

John G. See	356,222,271	329,240

John M. Thompson	356,265,660	285,851

      There were no broker non-votes with respect to the election of directors.

Proposal No. 2 — Appointment of Independent Accountants:

Shares For	Shares Against	Abstentions

356,338,868	158,152	54,491

      There were no broker non-votes with respect to the appointment of the independent accountants.

Item 5.  Other Information

      None

Item 6.  Exhibits and Reports on Form 8-K

      (a)  The following exhibits are filed as part of this quarterly report on Form 10-Q.

Exhibit
Number	Exhibit

27.1	Financial Data Schedule

      (b)  Reports on Form 8-K

           None

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TD WATERHOUSE GROUP, INC.

Dated: March 15, 2000

By:	/s/ STEPHEN D. MCDONALD

Stephen D. McDonald
Chief Executive Officer and Deputy Chairman

By:	/s/ B. KEVIN STERNS

B. Kevin Sterns
Executive Vice President
and Chief Financial Officer
(Principal Financial and Accounting Officer)