Form 10-Q
period 2000-04-30
TD WATERHOUSE GROUP INC
filed 2000-06-14
CIK 1085095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2000

Commission file number 1-15101

TD WATERHOUSE GROUP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	13-4056516 (IRS Employer Identification No.)

100 Wall Street, New York, NY (Address of Principal Executive Offices)	10005 (Zip Code)

(212) 806-3500

(Registrant’s Telephone Number, Including Area Code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]     No  [   ]

      Number of shares outstanding of each of the registrant’s classes of Common Stock at June 13, 2000.

Common Stock, $.01 Par Value	379,789,350 shares

TD WATERHOUSE GROUP, INC.

Form 10-Q QUARTERLY REPORT

For the Quarter Ended April 30, 2000

Forward-Looking Statements:

      In addition to historical information, this interim report contains forward-looking statements that reflect management’s current expectations. These statements relate to, among other things, contingencies, business strategy, sources of liquidity, capital expenditures, and operating results and financial condition. Achievement of the expressed expectations is subject to a number of risks and uncertainties that could cause actual results to differ materially from those expectations. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in this interim report for a discussion of important factors that may cause such differences.

PART I.

Item 1.  Financial Statements

TD WATERHOUSE GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,

	2000	1999	2000	1999

Revenues

Commissions and fees	$336,871	$176,634	$595,681	$328,678

Mutual fund and related revenue	37,707	22,812	70,904	43,595

Net interest revenue	94,046	39,311	169,963	73,315

Other	20,052	10,241	33,776	18,445

Total revenues	488,676	248,998	870,324	464,033

Expenses

Employee compensation and benefits	116,488	70,462	220,022	130,321

Execution and clearing costs	48,154	33,424	89,303	68,103

Occupancy and equipment	33,347	19,047	60,201	36,801

Advertising and marketing	29,250	12,487	65,381	24,056

Communications	19,973	11,999	33,589	22,716

Amortization of goodwill	10,576	9,284	20,201	18,563

Professional fees	11,318	6,166	19,920	10,248

Other	82,259	31,212	123,124	60,211

Total expenses	351,365	194,081	631,741	371,019

Income before income taxes	137,311	54,917	238,583	93,014

Income tax provision	60,691	24,954	104,947	42,985

Net income	$76,620	$29,963	$133,636	$50,029

Basic and diluted earnings per share	$0.20	$0.09	$0.35	$0.15

Weighted average shares outstanding—basic	379,789	333,000	378,086	333,000

Weighted average shares outstanding — diluted	379,926	333,000	378,153	333,000

The accompanying notes are an integral part of these consolidated financial statements.

TD WATERHOUSE GROUP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share and per share amounts)
(Unaudited)

	April 30, 2000	October 31, 1999

Assets

Cash and cash equivalents	$858,947	$569,181

Securities owned, at market value	149,551	342,042

Receivable from brokers and dealers	461,488	194,370

Receivable from customers, net	9,387,412	5,868,804

Deposits paid for securities borrowed	444,759	664,299

Receivable from affiliates	2,733	7,010

Deposits with clearing organizations	62,625	35,495

Fixed assets, net of accumulated depreciation	97,358	73,543

Goodwill, net of accumulated amortization	731,601	654,081

Other assets	122,452	182,991

Total assets	$12,318,926	$8,591,816

Liabilities and Stockholders’ Equity

Liabilities

Bank loans and overdrafts	$891,565	$249,010

Deposits received for securities loaned	5,387,579	3,962,958

Securities sold, not yet purchased, at market value	10,625	3,554

Payable to brokers and dealers	507,407	160,254

Payable to customers	2,619,124	2,016,535

Payable to affiliates	248,483	32,323

Accrued compensation, taxes payable and other liabilities	497,971	215,062

Total liabilities	10,162,754	6,639,696

Commitments and contingent liabilities (Note 2)

Stockholders’ Equity

Common stock, $.01 par value: 700 million shares authorized, 379,789,350 shares issued and outstanding	3,798	3,764

Preferred stock, $.01 par value: 100 million shares authorized, one share issued and outstanding	—	—

Preferred stock of subsidiaries, $23,700 par value: 100,000 shares authorized, 5 shares issued and outstanding	119	119

Preferred stock of subsidiaries, CDN$1,000 par value: unlimited shares authorized, 17,100 shares issued and outstanding	11,829	—

Additional paid-in capital	1,983,730	1,916,622

Retained earnings	165,077	31,441

Accumulated other comprehensive income	(8,381)	174

Total stockholders’ equity	2,156,172	1,952,120

Total liabilities and stockholders’ equity	$12,318,926	$8,591,816

The accompanying notes are an integral part of these consolidated financial statements.

TD WATERHOUSE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(Unaudited)

	Six Months Ended
	April 30,

	2000	1999

Cash flows from operating activities:

Net income	$133,636	$50,029

Adjustments to reconcile net income to cash provided by/(used in) operating activities:

Depreciation and amortization	35,705	24,636

(Increases)/decreases in operating assets:

Securities owned	192,491	12,872

Receivable from brokers and dealers	(267,118)	(127,534)

Receivable from customers	(3,518,608)	(2,540,571)

Deposits paid for securities borrowed	219,540	(464,023)

Receivable from affiliates	4,277	(24,634)

Deposits with clearing organizations	(27,130)	(10,278)

Other net assets	60,539	(35,254)

Increases/(decreases) in operating liabilities:

Bank loans and overdrafts	642,555	201,545

Deposits received for securities loaned	1,424,621	2,746,383

Securities sold, not yet purchased	7,071	2,861

Payable to brokers and dealers	347,153	(12,312)

Payable to customers	602,589	63,480

Payable to affiliates	209,635	(9,128)

Accrued compensation, taxes payable and other liabilities	238,480	141,628

Cash provided by operating activities	305,436	19,700

Cash flows from investing activities:

Purchase of furniture, equipment and leasehold improvements	(39,319)	(12,183)

Acquisitions of businesses, net of assets acquired and liabilities assumed	(97,721)	(3,421)

Cash used in investing activities	(137,040)	(15,604)

Cash flows from financing activities:

Preference shares issued by subsidiary	11,829	—

Common shares and additional paid in capital	67,142	—

Subordinated debt with affiliate	50,954	(82)

Capital contribution from Parent	—	145,753

Cash provided by financing activities	129,925	145,671

Effect of exchange rate differences in cash and cash equivalents	(8,555)	(510)

Increase in cash and cash equivalents	289,766	149,257

Cash and cash equivalents, beginning of period	569,181	522,029

Cash and cash equivalents, end of period	$858,947	$671,286

Supplemental disclosures of cash flow information

Cash paid for interest	$144,876	$48,971

Cash paid for income taxes	$135,966	$32,373

The accompanying notes are an integral part of these consolidated financial statements.

TD WATERHOUSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)
(Unaudited)

1.  Organization and Description of the Business

      TD Waterhouse Group, Inc. (the “Company”), is a Delaware holding company which, through its operating subsidiaries, is a leading provider of online financial services to investors in the United States, Canada, the United Kingdom, Australia and Hong Kong. The Company is 88.6% owned by The Toronto-Dominion Bank (“TD Bank”) through its wholly-owned subsidiary, TD Waterhouse Holdings, Inc. (“TDW Holdings”).

      The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant transactions and balances between and among the Company and its subsidiaries have been eliminated in consolidation. These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements as of October 31, 1999 included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1999, as filed with the SEC.

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

3.  Net Capital Requirements

      As registered broker-dealers and members of the New York Stock Exchange, the Company’s U.S. subsidiaries, TD Waterhouse Investor Services, Inc. (“TDW US”) and National Investor Services Corp. (“NISC”), are subject to the SEC’s Uniform Net Capital Rule, which requires the maintenance of minimum net capital. At April 30, 2000, TDW US and NISC were both in compliance with their respective capital requirements and had net capital of $7,524 and $741,283, respectively, which was $3,418 and $582,228, respectively, in excess of their required net capital.

      TD Waterhouse Investor Services (Canada) Inc. (“TDW Canada”) is a member of the Investment Dealers Association of Canada and is required to meet its risk-adjusted capital rules, which require the maintenance of minimum risk-adjusted capital of Cdn. $250 (US $169 at April 30, 2000). As at April 30, 2000, TDW Canada was in compliance with such requirements.

      TD Waterhouse Investor Services (UK) Limited (“TDW UK”), TD Waterhouse Holdings (Australia) Pty. Limited (“TDW Australia”), and TD Waterhouse Investor Services (Hong Kong) Limited (“TDW HK”) are all subject to broker-dealer capital requirements in their respective countries and, as at April 30, 2000, were in compliance with such requirements.

4.  Net Interest Revenue

      The Company reports interest revenue, which primarily arises from margin loans to customers, net of related financing cost (interest expense). Interest expense was $134,207 and $44,698 for the three months ended April 30, 2000 and 1999, respectively, and $217,354 and $75,594 for the six months ended April 30, 2000 and 1999, respectively.

TD WATERHOUSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The total revenues, income before income taxes and identifiable assets of the Company’s businesses by geographic region are summarized below:

	For the Three Months		For the Six Months
	Ended April 30,		Ended April 30,

	2000	1999	2000	1999

Total revenues:

United States	$316,555	$182,252	$586,264	$343,191

Canada	153,077	61,088	246,924	110,938

Other	19,044	5,658	37,136	9,904

Total	$488,676	$248,998	$870,324	$464,033

Income before income taxes:

United States	$77,995	$37,008	$145,501	$62,889

Canada	65,301	19,944	102,439	33,857

Other	(5,985)	(2,035)	(9,357)	(3,732)

Total	$137,311	$54,917	$238,583	$93,014

	April 30,	October 31,
	2000	1999

Identifiable assets:

United States	$8,755,770	$6,327,880

Canada	3,016,490	2,048,049

Other	546,666	215,887

Total	$12,318,926	$8,591,816

6.  Comprehensive Income

      SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income, which includes net income and changes in equity except those resulting from investments by, or distributions to, stockholders. Comprehensive income is as follows:

	For the Three Months		For the Six Months
	Ended April 30,		Ended April 30,

	2000	1999	2000	1999

Net income	$76,620	$29,963	$133,636	$50,029

Changes in other comprehensive income:

Cumulative translation adjustments	(11,772)	(695)	(8,555)	(510)

Total comprehensive income	$64,848	$29,268	$125,081	$49,519

TD WATERHOUSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.  Earnings Per Share

      SFAS No. 128, Earnings Per Share, requires a dual presentation of basic and diluted earnings per share. Basic EPS excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential reduction in EPS that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Earnings per share under the basic and diluted computations are as follows (in thousands, except per share amounts):

For the Three
Months Ended
April 30, 2000

Net Income	$76,620

Weighted-average common shares outstanding – basic	379,789

Common stock equivalent shares related to stock incentive plans	137

Weighted-average common shares outstanding – diluted	379,926

Basic earnings per share	$0.20

Diluted earnings per share	$0.20

      For the prior periods, securities or other contracts to issue common stock did not have a dilutive impact.

8.  Acquisitions

      CT Securities Inc., a subsidiary of CT Financial Services Inc., which in turn is a subsidiary of TD Bank, was acquired on April 13, 2000, for $96.8 million, and subsequently its operations were merged into the Company’s subsidiary TDW Canada. In accordance with the transaction and for purposes of preparing the consolidated financial statements of the Company, this acquisition became effective as of February 1, 2000. The $87 million excess of the purchase price over fair value of assets acquired was recorded as goodwill.

9.  Stockholders’ Equity

      In connection with the acquisition of CT Securities Inc. (Note 8), the Company’s subsidiary, TDW Canada, issued 3,370,150 exchangeable shares and 17,100 Class B preferred shares. The exchangeable shares are exchangeable at any time for an equivalent number of shares of the Company’s common stock, and have dividend and voting rights equal to the number of shares of the Company’s common stock. Common stock in the consolidated financial statements includes the 3,370,150 shares.

10.  Reconciliation of U.S. and Canadian Generally Accepted Accounting Principles

      The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Material differences for the three and six months ended April 30, 2000 and 1999 and as at April 30, 2000 and October 31, 1999 between

TD WATERHOUSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.  Reconciliation of U.S. and Canadian Generally Accepted Accounting Principles — (Continued)

U.S. GAAP financial statements and accounting principles generally accepted in Canada (“Canadian GAAP”) are described below.

	For the Three		For the Six
	Months Ended		Months Ended
	April 30,		April 30,

	2000	1999	2000	1999

Net Income

Net income based on U.S. GAAP	$76,620	$29,963	$133,636	$50,029

Stock based compensation, net of tax	(198)	956	1,272	2,570

Net income based on Canadian GAAP	$76,422	$30,919	$134,908	$52,599

Statement of Financial Condition

	April 30,	October 31,
	2000	1999

Total assets based on U.S. GAAP	$12,318,926	$8,591,816

Customer transactions as of trade date	772,493	1,218,236

Total assets based on Canadian GAAP	$13,091,419	$9,810,052

Total liabilities based on U.S. GAAP	$10,162,754	$6,639,696

Customer transactions as of trade date	990,292	839,411

Total liabilities based on Canadian GAAP	$11,153,046	$7,479,107

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion of the financial condition and results of operations of TD Waterhouse Group, Inc. and its subsidiaries (collectively referred to as the “Company”) is based on the unaudited consolidated results of our U.S. and international businesses for the three months and the six months ended April 30, 2000, and should be read in conjunction with the Company’s audited financial statements as of October 31, 1999. This discussion contains forward-looking statements, including statements regarding our strategy, financial performance and revenue sources, which involve risks and uncertainties. Actual results of operations of the businesses may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including, but not limited to, those set forth elsewhere in this Form 10-Q and under the caption “Business-Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 1999, as filed with the SEC.

Overview

      We are one of the largest online financial service providers, and the second largest discount brokerage operation, in the world. We offer investors a broad range of brokerage, mutual fund, banking and other consumer financial products on an integrated basis through 224 branches in the United States, Canada, the United Kingdom, Australia and Hong Kong. Our common stock trades on the New York and Toronto Stock Exchanges. Our principal shareholder is TD Bank, one of Canada’s largest financial institutions.

  Revenues

      Commissions and fees, which account for the majority of total revenues, include commissions earned for executing customer trades; payments received by us from market-makers, exchanges and other execution agents for order flow; and fees for providing trade execution and clearance services to financial institutions in the United States and Canada. Commissions and fees are primarily affected by changes in transaction volumes and changes in the commission or fee rates charged per transaction. Commissions, which account for more than 92% of commissions and fees, fluctuate based on the number of active customer accounts, the average number of trades per account, and the average commission per revenue trade. Active customer accounts have grown 49% to approximately 2.81 million as at April 30, 2000, from 1.88 million as at April 30, 1999. We define active accounts as accounts that had purchase, sale or other activity or a position during the latest fiscal quarter. The significant growth in daily average trading volumes in the U.S. and major global equities markets and account growth has resulted in a 48.8% increase in the average number of trades per active account for the quarter ended April 30, 2000 over the quarter ended April 30, 1999. Average number of trades per active account increased 15.1% during the three months ended April 30, 2000, over the first quarter ended January 31, 2000 and 96.7% over the quarter ended October 31, 1999. The effect of such increases has been partially offset by a decrease in the average commission per revenue trade, to approximately $21 per trade in the second fiscal quarter of 2000, down 9.7% from approximately $23 per trade in the quarter ended April 30, 1999. The second fiscal quarter of 2000 average commission per revenue trade was also down 2.3% from the average commission per revenue trade of slightly over $21 in the first fiscal quarter of 2000. This was primarily due to the growth of our online trading products, which provide online customers with discounts from our standard commission schedule. We use other broker-dealers to execute our customers’ orders and receive revenue from these broker-dealers for such order flow. Payments for order flow have not increased commensurate with increases in trading volumes as a result of changes in regulations and market conventions that caused market-makers and execution agents to change their payment policies for order flow by reducing the payment per trade and by limiting the types of trades on which payments are made. Order flow revenue for the second quarter was less than 4% of total revenue, which remained at approximately the same proportion of total revenue as for the second quarter of 1999. Transaction fees for execution and clearing services continue to grow due to the addition of new clients and general increases in market volumes.

      Mutual fund and related revenue represents customary trailer fees from third party and affiliated mutual funds in the U.S. and Canada and, in the U.S. only, fees for shareholder services, administration and investment management services provided to our proprietary money market and mutual funds. Such fees are primarily based upon the daily amount of customer assets invested in third party mutual funds and upon the average daily net asset value of our proprietary money market and mutual funds. Our proprietary money market accounts and mutual funds had net assets valued at $13.7 billion at April 30, 2000. We held approximately $7 billion of customer assets in no-load, no-fee mutual funds sponsored by third parties at April 30, 2000. Commissions relating to the purchase and sale of mutual funds are included in commissions and fees.

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

      Advertising and marketing includes media, print and direct mail advertising expenses and other costs incurred to create brand awareness, promote our product and service offerings and introduce new products and services. Due to the rapid development of new products and services and increased competition, advertising and marketing expense has increased significantly from period to period and management expects this trend to continue in step with revenue growth in the future.

      Communications expense includes telephone expenses, which are generally affected by changes in customer transaction volumes and the increased use of electronic communication channels and online service offerings.

      We have been active in acquiring new businesses to rapidly expand our operations including: Marathon Brokerage in 1993, Waterhouse Securities Group in 1996, Pont Securities Limited in 1997 and Rivkin Croll Smith, Kennedy Cabot & Co., Jack White & Company and Gall & Eke in 1998, and YorkSHARE Limited, a U.K. based discount broker operation, in November, 1999. In the quarter ended April 30, 2000, we acquired CT Securities Inc. from CT Financial Services Inc. CT Financial Services was acquired by TD Bank in February, 2000. We also provided the initial funding of two joint ventures in Japan and in India in the second quarter. Contributions from these joint ventures with The Bank of Tokyo-Mitsubishi, Ltd., which will provide access to the Japanese market, and with Tata Finance Limited, which provides us with access to the rapidly developing market in India, will begin to be reflected in the third fiscal quarter. An agreement to acquire Dealwise Limited in the U.K. was also reached, and was subsequently concluded early in the third fiscal quarter. Goodwill relating to our major acquisitions is generally being amortized over a period of 20 years from the date of acquisition.

      Professional fees include fees paid to consultants engaged to support our product, service and systems development efforts, as well as legal and accounting fees. These expenses generally fluctuate with overall changes in the level of business activities.

      Other expenses consist of administrative expenses related to account maintenance such as statement production, printing and supplies, along with fees to TD Bank’s branch network for their support and other costs including postage. It also includes expenses for errors and provisions against our margin loan portfolio.

      We are subject to income taxes in each country in which we operate. The difference between our effective tax rate and the U.S. statutory rate of 35% differs from period to period, but primarily results from state and local taxes in the United States, provincial taxes in Canada, and the effect of certain non-deductible expenses, most notably the amortization of goodwill.

      We adjust our expenses to the extent possible in anticipation of and in response to changes in financial market conditions and customer trading patterns. Certain of our expenses (including incentive compensation, portions of communications, and execution and clearing costs) vary directly with changes in financial performance or customer trading activity. Expenses relating to the level of temporary employees, contractors, overtime hours, professional services, and advertising and marketing are adjustable over the short-term to help us achieve our financial objectives. Additionally, developmental spending (including branch openings, product and service rollouts, and certain information technology systems improvements) is generally discretionary and can be altered in response to market conditions. However, a significant portion of our expenses such as salaries and wages, occupancy and equipment, depreciation and amortization of goodwill do not vary directly, at least in the short term, with fluctuations in revenues or securities trading volumes. Also, we view our developmental spending as essential to our future growth, and therefore attempt to avoid major adjustments in such spending unless faced with a sustained slowdown in customer trading activity. Given the nature of our revenues and expenses, and the economic and competitive factors discussed above, our earnings may be subject to significant volatility from period to period. Our results for any interim period are not necessarily indicative of results for a full year.

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

Results of Operations

      The following table sets forth the combined statement of income data for the periods indicated as a percentage of total revenues:

	For the Three		For the Six
	Months Ended		Months Ended
	April 30,		April 30,

	2000	1999	2000	1999

Revenues

Commissions and fees	68.9%	70.9%	68.4%	70.8%

Mutual fund and related revenue	7.7	9.2	8.2	9.4

Net interest revenue	19.3	15.8	19.5	15.8

Other	4.1	4.1	3.9	4.0

Total revenues	100.0%	100.0%	100.0%	100.0%

Expenses

Employee compensation and benefits	23.8%	28.3%	25.3%	28.1%

Execution and clearing costs	9.9	13.4	10.3	14.7

Occupancy and equipment	6.8	7.7	6.9	7.9

Advertising and marketing	6.0	5.0	7.5	5.2

Communications	4.1	4.8	3.9	4.9

Amortization of goodwill	2.2	3.7	2.3	4.0

Professional fees	2.3	2.5	2.3	2.2

Other	16.8	12.6	14.1	13.0

Total expenses	71.9%	78.0%	72.6%	80.0%

Income before income taxes	28.1%	22.0%	27.4%	20.0%

Income tax provision	12.4	10.0	12.1	9.2

Net income	15.7%	12.0%	15.3%	10.8%

      North America comprises our primary market, with the predominant level of transactions being conducted in the United States and Canada. However, the international component continues to grow, with increased levels of activity expected to be reflected as a result of our rapidly expanding international operations, especially in the United Kingdom. The tables below provide a breakdown as to the geographic source of transaction, account and customer asset volumes.

	For the Three		For the Six
	Months Ended		Months Ended
	April 30,		April 30,

	2000	1999	2000	1999

Average daily trades:

United States	192,342	97,044	171,233	89,266

Canada	53,269	18,663	42,376	16,906

Other	9,220	2,271	8,533	1,969

Total	254,831	117,978	222,142	108,141

Total accounts at period end:

United States	2,401,000	1,775,000

Canada	987,000	643,000

Other	462,000	222,000

Total	3,850,000	2,640,000

	For the Three
	Months Ended
	April 30,

	2000	1999

Total Customer Assets (billions):

United States	$125.1	$84.0

Canada	33.3	20.5

Other	2.0	1.6

Total	$160.4	$106.1

Three Months Ended April 30, 2000 Versus Three Months Ended April 30, 1999

Financial Overview

      Net income for the three months ended April 30, 2000 was a record $76.6 million, up 155.7% from $30.0 million for the comparable period in 1999. Revenues for the three months ended April 30, 2000 were also a record $488.7 million, up 96.3% from $249.0 million for the comparable period in 1999. This was primarily due to a 90.7% increase in commissions and transaction fees, a 65.3% increase in mutual fund and related revenue and a 139.2% increase in net interest revenue.

      Total operating expenses of $351.4 million for the three months ended April 30, 2000 were up 81.0% from $194.1 million for the comparable period in 1999. This resulted largely from a $46.0 million increase in compensation and benefits costs, which included the impact of over 2,800 additional associates to handle the increased business volume, of which over 1,900 were dedicated to retail service. Increases were also experienced in the volume driven clearing costs ($14.7 million), occupancy and equipment in connection with the expanded staffing and branch expansions ($14.3 million), increased marketing and advertising expenses related to the national advertising and global branding campaigns ($16.8 million), and other expenses which were also impacted by the record volumes processed and market volatility experienced during the period ($51.0 million).

Revenues

  Commissions and Fees

      Commissions and fees were $336.9 million for the three months ended April 30, 2000, up $160.2 million, or 90.7%, from the comparable period in 1999. The total number of trades executed by us has increased 112.7% from the comparable period in 1999 as our customer base has grown. Average commissions per revenue trade decreased 9.7% due to the expanded popularity of our online brokerage services, which are offered at a lower price than traditional agent based trading. For the three months ended April 30, 2000, total daily average online and total daily average electronic trades represented 74.4% and 77.7% of total trades, respectively, as compared to 58.9% and 62.9%, respectively, in the comparable 1999 period.

	Three Months Ended
	April 30,
			Percent
	2000	1999	Change

Total daily average online trades	189,487	69,452	173%

Touch-tone	8,397	4,814	74%

Total daily average electronic trades	197,884	74,266	166%

Agent trades	56,947	43,712	30%

Total daily average trades	254,831	117,978	116%

Average commissions, per revenue trade	$20.87	$23.11	(10)%

      We added approximately 418,000 new customer accounts (excluding those obtained through acquisitions) during the three months ended April 30, 2000, an increase of 65.2% from the approximately 253,000 new accounts added during the comparable period in 1999. Our advertising and marketing expense per new account was approximately $70 for the three months ended April 30, 2000 versus $49 for the comparable 1999 period.

  Mutual Fund and Related Revenue

      Mutual fund and related revenue was $37.7 million for the three months ended April 30, 2000, up $14.9 million, or 65.3%, from the comparable period in 1999. This increase was primarily due to a significant increase in customer assets held in third party mutual funds and proprietary money market and mutual funds.

  Net Interest Revenue

      Net interest revenue was $94.0 million for the three months ended April 30, 2000, up $54.7 million, or 139.2%, from the comparable period in 1999. This increase was primarily due to a 139.0% increase in average customer margin loans to $10.11 billion during the three months ended April 30, 2000 from $4.23 billion during the comparable period in 1999. Our average net interest spread of 2.36% for the three months ended April 30, 2000 was lower than the spread of 2.45% for the comparable period in 1999 due to the continued growth of our U.S. operation, which has a lower net interest spread than our Canadian operation.

  Operating Expenses

      Compensation and benefits expense was $116.5 million for the three months ended April 30, 2000, up $46.0 million, or 65.3%, from the comparable period in 1999. This increase was primarily due to the addition of new employees to support our rapid growth and an increase in incentive compensation to reflect the improvement in our operating results.

      Execution and clearing costs were $48.2 million for the three months ended April 30, 2000, up $14.7 million, or 44.1%, from the comparable period in 1999. This increase was primarily due to increased transaction volume offset in part by productivity gains from our ability to leverage our existing clearing operations.

      Occupancy and equipment expense was $33.3 million for the three months ended April 30, 2000, up $14.3 million, or 75.1%, from the comparable period in 1999. This increase was primarily due to additional lease expenses on our expanded branch and call center space, as well as increased lease and maintenance expenses on data processing equipment. During this latest three months we opened five branches, including two new call centers.

      Advertising and marketing expense was $29.2 million for the three months ended April 30, 2000, up $16.8 million, or 134.2%, from the comparable period in 1999. This increase primarily relates to increased national advertising in the United States, but also includes costs arising from foreign national advertising and branding campaigns.

      Communications expense was $20.0 million for the three months ended April 30, 2000, up $8.0 million, or 66.5%, from the comparable period in 1999. This increase was primarily due to increased trading volumes and the opening of new branches.

      Amortization of goodwill was $10.6 million for the three months ended April 30, 2000, up $1.3 million, or 13.9%, from the comparable period in 1999. This increase was due to the acquisition of the UK discount brokerage operation, YorkSHARE Limited in the first fiscal quarter, 2000, and the acquisition of CT Securities Inc. in the second fiscal quarter, 2000.

      Professional fees were $11.3 million for the three months ended April 30, 2000, up $5.2 million, or 83.6%, from the comparable period in 1999. This increase was primarily due to fees for computer programming and systems consultants (up approximately $1.3 million), state registration fees (up approximately $0.9 million) for the increased dedicated retail associates (up over 1,900) in call centers and new branches, and a $1.0 million increase in costs of management of international operations expansion.

      Other expenses were $82.3 million for the three months ended April 30, 2000, up $51.0 million, or 163.5%, from the comparable period in 1999. The increase in other expenses is a reflection of the overall growth in the business, as it includes costs related to account opening and maintenance, statement production and printing and supplies, along with increased referral commissions in Canada. Also included in other expenses are increased costs incurred for trading errors and an increase in provisions on the margin loan portfolio, which were affected by market volatility and the record volumes processed.

      Our effective income tax rate for the three months ended April 30, 2000 and 1999 was 44.2% and 45.4%, respectively. The decrease in the effective tax rate was primarily due to the significant increase in pre-tax income from our U.S. operations, which has the effect of reducing the impact of permanent differences such as the amortization of goodwill. Our effective tax rate, excluding the tax effects of non-deductible goodwill, was 42.2% and 41.3%, respectively, for the three months ended April 30, 2000 and 1999.

Six Months Ended April 30, 2000 Versus Six Months Ended April 30, 1999

Financial Overview

      Net income for the six months ended April 30, 2000 was a record $133.6 million, up 167.1% from $50.0 million for the comparable period in 1999. Revenues for the six months ended April 30, 2000 were a record $870.3 million, up 87.6% from $464.0 million for the comparable period in 1999. This was primarily due to an 81.2% increase in commissions and transaction fees, a 62.6% increase in mutual fund and related revenue and a 131.8% increase in net interest revenue.

      Total operating expenses of $631.7 million for the six months ended April 30, 2000 were up 70.3% from $371.0 million for the comparable period in 1999, primarily resulting from additional business volume.

Revenues

  Commissions and Fees

      Commissions and fees were $595.7 million for the six months ended April 30, 2000, up $267.0 million, or 81.2%, from the comparable period in 1999. The total number of trades executed by us has increased 106.9% from the comparable period in 1999 as our customer base has grown. Average commissions per revenue trade decreased 10.5% due to the expanded popularity of our online brokerage services, which are offered at a lower price than traditional agent based trading. For the six months ended April 30, 2000, total daily average online and total daily average electronic trades represented 73.4% and 76.6% of total trades, respectively, as compared to 58.5% and 62.9%, respectively, in the comparable 1999 period.

	Six Months Ended
	April 30,
			Percent
	2000	1999	Change

Total daily average online trades	162,998	63,265	158%

Touch-tone	7,258	4,752	53%

Total daily average electronic trades	170,256	68,017	150%

Agent trades	51,886	40,124	29%

Total daily average trades	222,142	108,141	105%

Average commissions, per revenue trade	$21.09	$23.56	(10)%

      We added approximately 679,000 new customer accounts (excluding those obtained through acquisition) during the six months ended April 30, 2000, an increase of 61.7% from the approximately 420,000 new accounts added during the comparable period in 1999. Our advertising and marketing expense per new account was approximately $96 for the six months ended April 30, 2000 versus $57 for the comparable 1999 period.

  Mutual Fund and Related Revenue

      Mutual fund and related revenue was $70.9 million for the six months ended April 30, 2000, up $27.3 million, or 62.6%, from the comparable period in 1999. This increase was primarily due to a significant increase in customer assets held in third party mutual funds and proprietary money market and mutual funds.

  Net Interest Revenue

      Net interest revenue was $170.0 million for the six months ended April 30, 2000, up $96.6 million, or 131.8%, from the comparable period in 1999. This increase was primarily due to a 148.6% increase in average customer margin loans to $8.7 billion during the six months ended April 30, 2000 from $3.5 billion during the comparable period in 1999. Our average net interest spread of 2.42% for the six months ended April 30, 2000 was lower than the spread of 2.67% for the comparable period in 1999 due to the continued growth of our U.S. operation, which has a lower net interest spread than our Canadian operation.

  Operating Expenses

      Compensation and benefits expense was $220.0 million for the six months ended April 30, 2000, up $89.7 million, or 68.8%, from the comparable period in 1999. This increase was primarily due to the addition of new employees to support our rapid growth and an increase in incentive compensation to reflect the improvement in our operating results. Compensation as a percentage of revenues has decreased which reflects the fact that revenue growth has outpaced our employee growth in the short term.

      Execution and clearing costs were $89.3 million for the six months ended April 30, 2000, up $21.2 million, or 31.1%, from the comparable period in 1999. This increase was primarily due to increased transaction volume offset in part by productivity gains from our ability to leverage our large clearing operations.

      Occupancy and equipment expense was $60.2 million for the six months ended April 30, 2000, up $23.4 million, or 63.6%, from the comparable period in 1999. This increase was primarily due to additional lease expenses on our expanded branch and call center space, as well as increased lease and maintenance expenses on data processing equipment. During the first six months of fiscal 2000 we opened 12 new branches, including two new call centers.

      Advertising and marketing expense was $65.4 million for the six months ended April 30, 2000, up $41.3 million, or 171.8%, from the comparable period in 1999. This increase primarily relates to increased national advertising in the U.S., but also includes costs arising from foreign national advertising and branding campaigns.

      Communications expense was $33.6 million for the six months ended April 30, 2000, up $10.9 million, or 47.9%, from the comparable period in 1999. This increase was primarily due to increased trading volumes and the opening of new branches.

      Amortization of goodwill was $20.2 million for the six months ended April 30, 2000, up $1.6 million, or 8.8%, from the comparable period in 1999. This increase was primarily due to the acquisition of YorkSHARE Limited in the first fiscal quarter of 2000, and of CT Securities Inc. in the second fiscal quarter of 2000.

      Professional fees were $19.9 million for the six months ended April 30, 2000, up $9.7 million, or 94.4%, from the comparable period in 1999. This increase was primarily due to fees for computer programming and systems consultants, along with registration fees for the increase in dedicated retail associates and costs for management of the international expansion.

      Other expenses were $123.1 million for the six months ended April 30, 2000, up $62.9 million, or 104.5%, from the comparable period in 1999. This increase was consistent with the overall growth in the business as reflected in the increased trading volumes and account openings, along with increased referral commissions in Canada. Additionally, other expenses for the six months ended April 30, 2000 includes the increased costs incurred in trading errors and unsecured losses related to the record volumes and market volatility experienced in the second quarter.

      Our effective income tax rate for the six months ended April 30, 2000 and 1999 was 44.0% and 46.2%, respectively. The decrease in the effective tax rate was primarily due to the significant increase in pre-tax income from our U.S. operations, which has the effect of reducing the impact of permanent differences such as the amortization of goodwill, as well as foreign provincial taxes. Our effective tax rate, excluding the tax effects of non-deductible goodwill, was 41.8% and 41.3%, respectively, for the six months ended April 30, 2000 and 1999.

Liquidity and Capital Resources

      We finance our customer securities operations primarily through customer credit balances, deposits received for securities loaned, other short-term borrowings and cash generated by our operations. As of April 30, 2000, 91.7% of our assets consisted of cash and cash equivalents or assets readily convertible into cash (principally receivables from customers, receivables from brokers and dealers, deposits paid for stock borrowed, and securities owned). Receivables from customers primarily consist of margin loans to customers, which are secured by customers’ readily marketable securities. Receivables from brokers and dealers consist of amounts receivable for pending securities transactions, which can generally be settled within three business days. Deposits paid for securities borrowed represent cash deposits placed with brokers securing marketable securities borrowed by us. Securities owned consist primarily of U.S. and Canadian government securities and other securities, which trade in highly liquid markets.

      Capital expenditures and investments in new technology, services and advertising are being primarily financed through earnings from operations. Prior to the initial public offering of the Company’s common stock on June 23, 1999 (the “Offering”), acquisitions of new businesses have been funded through capital contributions from TD Bank. New acquisitions are funded by issuance of shares of the Company or its subsidiaries and by proceeds from the Offering.

      Net income plus depreciation and amortization was $95.6 million and $42.3 million for the three months ended and $169.3 million and $74.7 million for the six months ended April 30, 2000 and 1999, respectively. Depreciation and amortization expense, which relates to fixed assets, leasehold improvements and goodwill, was $19.1 million and $12.4 million for the three months ended and $35.7 million and $24.6 million for the six months ended April 30, 2000 and 1999, respectively. Capital expenditures were $20.6 million and $6.8 million in the three months ended and $39.3 million and $12.2 million in the six months ended April 30, 2000 and 1999, respectively, which represented 4.2% and 2.7% and 4.5% and 2.6% of total revenues in each period. Capital expenditures, excluding acquisitions of new businesses, during the three months and six months ended April 30, 2000 and 1999, primarily related to the purchase of communications and data processing equipment and leasehold improvements related to new branches and office facilities.

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

      In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. At this time, management does not believe that SAB No. 101 will have a material effect on the Company’s financial condition or results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

      As a part of our brokerage business, we hold short-term interest-earning assets (mainly margin loans to customers) totaling $10.4 billion and $6.8 billion at April 30, 2000 and October 31, 1999, respectively, of which $2.6 billion and $1.9 billion, respectively, were denominated in foreign currencies, primarily the Canadian dollar. Our interest earning assets are financed by short-term interest-bearing liabilities in the form of customer balances and deposits received for stock loaned. We earn a net interest spread on the difference between amounts earned on customer margin loans and amounts paid on stock loan and customer credit balances. Since we establish the rate paid on customer cash balances, a substantial portion of our interest rate risk is under our direct management. We generally move rates earned on loans in lockstep with rates paid on credit balances to maintain a consistent net interest spread, and, therefore, do not anticipate that changes in interest rates will have a material adverse effect on our earnings and cash flows. Similarly, since we manage the assets and liabilities related to our brokerage business on a geographic basis and fund assets with liabilities denominated in the same currency as the assets, we do not anticipate that changes in foreign exchange rates will have a material adverse effect on our net interest revenues or cash flows.

      We held marketable securities (securities owned) at April 30, 2000 and October 31, 1999, which were recorded at fair value of $149.6 million and $342.0 million, respectively, and sold securities short (securities sold, not yet purchased) at April 30, 2000 and October 31, 1999 with a fair value of $10.6 million and $3.6 million, respectively, which exposes us to market price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in quoted market prices and amounts to approximately $16.0 million and $34.6 million at April 30, 2000 and October 31, 1999, respectively. Of these positions, approximately $75.9 million and $10.2 million of securities owned at April 30, 2000 and October 31, 1999, respectively, and $7.1 million and $3.4 million of securities sold short at April 30, 2000 and October 31, 1999, respectively, were denominated in foreign currencies, primarily the Canadian dollar. Therefore, we are also exposed to foreign currency risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in foreign exchange rates and amounts to approximately $8.3 million and $1.4 million at April 30, 2000 and October 31, 1999, respectively. Actual results may differ.

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

Item 2.  Changes in Securities and Use of Proceeds

      On April 13, 2000, our subsidiary, TDW Canada, acquired CT Securities Inc. from CT Financial Services Inc. (“CTFSI”), a subsidiary of TD Bank. In connection with this acquisition, 3,370,150 exchangeable shares of TDW Canada (the “Exchangeable Shares”) were issued to CTFSI. In addition to the Exchangeable Shares, CTFSI also received cash and certain Class B preferred shares of TDW Canada. Pursuant to the terms of the Exchangeable Shares and an Amended and Restated Support and Exchange Agreement, dated as of April 13, 2000, by and among us, TDW Canada, TD Waterhouse Holdings, Inc. (“TDWH”), TD Securities Inc., CTFSI and TD Bank, TDWH has the right to acquire all of the Exchangeable Shares and the right to convert such securities, at any time, into an equivalent number of shares of our Common Stock. Such issuance was made in reliance upon an exemption from the registration provisions of the Securities Act set forth in section 4(2) thereof relating to sales by an issuer not involving a public offering. The foregoing securities are deemed restricted for purposes of the Securities Act.

Item 3.  Defaults Upon Senior Securities

      None

Item 4.  Submission of Matters to a Vote of Security Holders

      None

Item 5.  Other Information

      None

Item 6.  Exhibits and Reports on Form 8-K

      (a)  The following exhibits are filed as part of this quarterly report on Form 10-Q.

Exhibit
Number	Exhibit

4.1	Amended and Restated Support and Exchange Agreement, dated April 13, 2000, by and among TD Waterhouse Group, Inc., TD Waterhouse Investor Services (Canada) Inc., TD Waterhouse Holdings, Inc., TD Securities Inc., CT Financial Services Inc. and The Toronto-Dominion Bank.
27.1	Financial Data Schedule

      (b)  Reports on Form 8-K

      None

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TD WATERHOUSE GROUP, INC.

By:	/s/ STEPHEN D. MCDONALD _______________________________________ Stephen D. McDonald Chief Executive Officer and Deputy Chairman

By:	/s/ B. KEVIN STERNS _______________________________________ B. Kevin Sterns Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: June 14, 2000