Form 10-Q
period 2000-07-31
TD WATERHOUSE GROUP INC
filed 2000-09-14
CIK 1085095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2000

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

      Number of shares outstanding of each of the registrant’s classes of Common Stock at September 13, 2000.

Common Stock, $.01 Par Value	379,789,350 shares

TD WATERHOUSE GROUP, INC.

FORM 10-Q QUARTERLY REPORT
For the Quarter Ended July 31, 2000

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

PART I.

Item 1.  Financial Statements

TD WATERHOUSE GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,

	2000	1999	2000	1999

	(unaudited)		(unaudited)

Revenues

Commissions and fees	$202,947	$155,455	$798,628	$484,133

Mutual fund and related revenue	37,065	25,722	107,969	69,317

Net interest revenue	88,846	51,668	258,809	124,983

Other	16,752	10,109	50,528	28,554

Total revenues	345,610	242,954	1,215,934	706,987

Expenses

Employee compensation and benefits	97,539	71,335	317,561	201,656

Execution and clearing costs	40,610	32,489	129,913	100,592

Occupancy and equipment	32,445	21,409	92,646	58,210

Advertising and marketing	23,434	14,642	88,815	38,698

Communications	14,468	9,971	48,057	32,687

Amortization of goodwill	11,556	9,290	31,757	27,853

Professional fees	11,477	6,422	31,397	16,670

Other	47,251	28,383	170,375	88,594

Total expenses	278,780	193,941	910,521	564,960

Income before income taxes	66,830	49,013	305,413	142,027

Income tax provision	32,339	22,621	137,286	65,606

Net income	$34,491	$26,392	$168,127	$76,421

Basic and diluted earnings per share	$0.09	$0.08	$0.44	$0.23

Weighted average shares outstanding — basic	379,789	351,113	378,666	339,104

Weighted average shares outstanding — diluted	380,111	351,113	378,819	339,104

The accompanying notes are an integral part of these consolidated financial statements.

TD WATERHOUSE GROUP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share and per share amounts)

	July 31, 2000	October 31, 1999

	(unaudited)

Assets

Cash and cash equivalents	$1,026,884	$569,181

Securities owned, at market value	116,958	342,042

Receivable from brokers and dealers	340,435	194,370

Receivable from customers, net	8,747,198	5,868,804

Deposits paid for securities borrowed	499,112	664,299

Receivable from affiliates	2,606	7,010

Deposits with clearing organizations	53,038	35,495

Fixed assets, net of accumulated depreciation	126,623	73,543

Goodwill, net of accumulated amortization	822,933	654,081

Other assets	164,347	182,991

Total assets	$11,900,134	$8,591,816

Liabilities and Stockholders’ Equity

Liabilities

Bank loans and overdrafts	$1,148,783	$249,010

Deposits received for securities loaned	4,193,870	3,962,958

Securities sold, not yet purchased, at market value	8,414	3,554

Payable to brokers and dealers	516,432	160,254

Payable to customers	2,900,429	2,016,535

Payable to affiliates	347,837	32,323

Accrued compensation, taxes payable and other liabilities	596,761	215,062

Total liabilities	9,712,526	6,639,696

Commitments and contingent liabilities (Note 2)

Stockholders’ Equity

Common stock, $.01 par value: 700 million shares authorized, 379,789,350 shares issued and outstanding	3,798	3,764

Preferred stock, $.01 par value: 100 million shares authorized, one share issued and outstanding	—	—

Preferred stock of subsidiaries, $23,700 par value: 100,000 shares authorized, 5 shares issued and outstanding	119	119

Preferred stock of subsidiaries, CDN$1,000 par value: unlimited shares authorized, 17,100 shares issued and outstanding	11,829	—

Additional paid-in capital	1,983,730	1,916,622

Retained earnings	199,568	31,441

Accumulated other comprehensive (loss)/income	(11,436)	174

Total stockholders’ equity	2,187,608	1,952,120

Total liabilities and stockholders’ equity	$11,900,134	$8,591,816

The accompanying notes are an integral part of these consolidated financial statements.

TD WATERHOUSE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	July 31,

	2000	1999

	(unaudited)

Cash flows from operating activities:

Net income	$168,127	$76,421

Adjustments to reconcile net income to cash provided by/(used in) operating activities:

Depreciation and amortization	56,889	28,791

(Increases)/decreases in operating assets:

Securities owned	224,798	(136,597)

Receivable from brokers and dealers	(159,256)	(91,158)

Receivable from customers	(2,911,067)	(3,076,896)

Deposits paid for securities borrowed	160,212	(551,921)

Receivable from affiliates	4,404	(63,131)

Deposits with clearing organizations	(17,771)	(36,746)

Other net assets	16,170	(21,131)

Increases/(decreases) in operating liabilities:

Bank loans and overdrafts	901,232	320,053

Deposits received for securities loaned	235,081	2,602,272

Securities sold, not yet purchased	4,957	(925)

Payable to brokers and dealers	378,113	26,199

Payable to customers	916,992	137,585

Payable to affiliates	291,195	62,832

Accrued compensation, taxes payable and other liabilities	379,167	124,461

Cash provided by/(used in) operating activities	649,243	(599,891)

Cash flows from investing activities:

Purchase of furniture, equipment and leasehold improvements	(80,215)	(29,153)

Acquisitions of businesses, net of assets acquired and liabilities assumed	(196,448)	(16,772)

Cash used in investing activities	(276,663)	(45,925)

Cash flows from financing activities:

Preferred stock issued by subsidiary	11,652	—

Common shares and additional paid in capital	67,142	—

Subordinated debt with affiliate	25,316	—

Proceeds from initial public offering	—	986,077

Preferred stock redemption	—	(236,881)

Debt repayment	—	(45,176)

Capital contribution from Parent	—	157,753

Cash provided by financing activities	104,110	861,773

Effect of exchange rate differences in cash and cash equivalents	(18,987)	(501)

Increase in cash and cash equivalents	457,703	215,456

Cash and cash equivalents, beginning of period	569,181	522,029

Cash and cash equivalents, end of period	$1,026,884	$737,485

Supplemental disclosures of cash flow information

Cash paid for interest	$287,582	$124,687

Cash paid for income taxes	$312,439	$93,645

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

      The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant transactions and balances between and among the Company and its subsidiaries have been eliminated in consolidation. These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements as of October 31, 1999 included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1999, as filed with the SEC.

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

3.  Net Capital Requirements

      As registered broker-dealers and members of the New York Stock Exchange, the Company’s U.S. subsidiaries, TD Waterhouse Investor Services, Inc. (“TDW US”) and National Investor Services Corp. (“NISC”), are subject to the SEC’s Uniform Net Capital Rule, which requires the maintenance of minimum net capital. At July 31, 2000, TDW US and NISC were both in compliance with their respective capital requirements and had net capital of $14,816 and $763,668, respectively, which was $10,202 and $617,729, respectively, in excess of their required net capital.

      TD Waterhouse Investor Services (Canada) Inc. (“TDW Canada”) is a member of the Investment Dealers Association of Canada and is required to meet its risk-adjusted capital rules, which require the maintenance of minimum risk-adjusted capital of Cdn. $250 (US $168 at July 31, 2000). As at July 31, 2000, TDW Canada was in compliance with such requirements.

      TD Waterhouse Investor Services (UK) Limited (“TDW UK”), TD Waterhouse Holdings (Australia) Pty. Limited (“TDW Australia”), and TD Waterhouse Investor Services (Hong Kong) Limited (“TDW HK”) are all subject to broker-dealer capital requirements in their respective countries and, as at July 31, 2000, were in compliance with such requirements.

4.  Net Interest Revenue

      The Company reports interest revenue, which primarily arises from margin loans to customers, net of related financing cost (interest expense). Interest expense was $116,106 and $58,922 for the three months ended July 31, 2000 and 1999, respectively, and $336,141 and $134,241 for the nine months ended July 31, 2000 and 1999, respectively.

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

      The total revenues, income before income taxes, total accounts, average daily trades, total customer assets and identifiable assets of the Company’s businesses by geographic region are summarized below:

	For the Three Months		For the Nine Months
	Ended July 31,		Ended July 31,

	2000	1999	2000	1999

Total revenues (thousands):

United States	$227,738	$179,596	$814,002	$522,787

Canada	99,364	57,433	346,288	168,371

Other	18,508	5,925	55,644	15,829

Total	$345,610	$242,954	$1,215,934	$706,987

Income before income taxes (thousands):

United States	$51,262	$34,702	$196,763	$97,591

Canada	28,339	16,577	130,778	50,434

Other	(12,771)	(2,266)	(22,128)	(5,998)

Total	$66,830	$49,013	$305,413	$142,027

	July 31,	October 31,
	2000	1999

Identifiable assets:

United States	$8,082,043	$6,327,880

Canada	2,838,896	2,048,049

Other	979,195	215,887

Total	$11,900,134	$8,591,816

6.  Comprehensive income

      SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income, which includes net income and changes in equity except those resulting from investments by, or distributions to, stockholders. Comprehensive income is as follows:

	For the Three Months		For the Nine Months
	Ended July 31,		Ended July 31,

	2000	1999	2000	1999

Net income	$34,491	$26,392	$168,127	$76,421

Changes in other comprehensive income:

Cumulative translation adjustments	(3,055)	9	(11,610)	(501)

Total comprehensive income	$31,436	$26,401	$156,517	$75,920

TD WATERHOUSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.  Earnings Per Share

      SFAS No. 128, Earnings Per Share, requires a dual presentation of basic and diluted earnings per share. Basic EPS excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential reduction in EPS that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Earnings per share under the basic and diluted computations are as follows (in thousands, except share and per share amounts).

	For the Three Months	For the Nine Months
	Ended July 31, 2000	Ended July 31, 2000

Net Income	$34,491	$168,127

Weighted-average common shares outstanding — basic	379,789	378,666

Common stock equivalent shares related to stock incentive plans	322	153

Weighted-average common shares outstanding — diluted	380,111	378,819

Basic earnings per share	$0.09	$0.44

Diluted earnings per share	$0.09	$0.44

      For the prior periods, securities or other contracts to issue common stock did not have a dilutive impact.

8.  Acquisitions

      Dealwise Limited, one of the UK’s largest discount brokerage firms, was acquired on May 19, 2000, for $123.4 million, and its operations are being merged into the operations of the Company’s subsidiary TDW UK. The $103.0 million excess of the purchase price over fair value of assets acquired was recorded as goodwill. No pro forma information has been provided because the acquisition is not material.

9.  Reconciliation of U.S. and Canadian Generally Accepted Accounting Principles

      The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Material differences for the three and nine months ended July 31, 2000 and 1999 and as at July 31, 2000 and October 31, 1999 between U.S. GAAP financial statements and accounting principles generally accepted in Canada (“Canadian GAAP”) are described below.

	For the Three Months		For the Nine Months
	Ended July 31,		Ended July 31,

	2000	1999	2000	1999

Net Income

Net income based on U.S. GAAP	$34,491	$26,392	$168,127	$76,421

Stock based compensation, net of tax	0	(1,082)	1,272	2,004

Net income based on Canadian GAAP	$34,491	$25,310	$169,399	$78,425

TD WATERHOUSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.  Reconciliation of U.S. and Canadian Generally Accepted Accounting Principles — (Continued)

Statement of Financial Condition

	July 31,	October 31,
	2000	1999

Total assets based on U.S. GAAP	$11,900,134	$8,591,816

Customer transactions as of trade date	1,015,384	1,218,236

Total assets based on Canadian GAAP	$12,915,518	$9,810,052

Total liabilities based on U.S. GAAP	$9,712,526	$6,639,696

Customer transactions as of trade date	908,416	839,411

Total liabilities based on Canadian GAAP	$10,620,942	$7,479,107

Stock Based Compensation

      The TD Bank employee stock option plan (“Plan”) allows option holders to elect to receive cash for the option’s intrinsic value, being the difference between the option’s exercise price and the current market value of the shares. In accounting for stock options with this feature, SFAS 123, Accounting for Stock Based Compensation, requires expensing the annual change in the intrinsic value of the stock options. For options that have not fully vested, the change in intrinsic value is amortized over the remaining vesting period. For purposes of preparing its Canadian GAAP financial statements, TD Bank does not record compensation expense for stock based compensation, but rather cash payments to option holders are charged to retained earnings. Effective May 1, 2000, certain option holders signed legally binding waivers to forfeit their right to a shareless exercise as provided by the Plan, resulting in no further expense being recorded for the change in the intrinsic value of the stock options. Accordingly, this resulted in no U.S. GAAP to Canadian GAAP reconciling amounts for the quarter ended July 31, 2000.

Customer’s Securities Transactions

      Under U.S. GAAP, customers’ securities transactions are recorded on a settlement date basis. Under Canadian GAAP, customers’ securities transactions are recorded on a trade date basis.

TD WATERHOUSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.  Reconciliation of U.S. and Canadian Generally Accepted Accounting Principles — (Continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion of the financial condition and results of operations of TD Waterhouse Group, Inc. and its subsidiaries (collectively referred to as the “Company”) is based on the unaudited consolidated results of our U.S. and international businesses for the three months and the nine months ended July 31, 2000, and should be read in conjunction with the Company’s audited financial statements as of October 31, 1999. This discussion contains forward-looking statements, including statements regarding our strategy, financial performance and revenue sources, which involve risks and uncertainties. Actual results of operations of the businesses may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including, but not limited to, those set forth elsewhere in this Form 10-Q and under the caption “Business-Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 1999, as filed with the SEC.

Overview

      We are one of the largest online financial service providers in the world. We offer investors a broad range of brokerage, mutual fund, banking and other consumer financial products on an integrated basis through 227 branches in the United States, Canada, the United Kingdom, Australia and Hong Kong. Our common stock trades on the New York and Toronto Stock Exchanges. Our principal shareholder is TD Bank, one of Canada’s largest financial institutions.

  Revenues

      Commissions and fees, which account for the majority of total revenues, include commissions earned for executing customer trades; payments received by us from market-makers, exchanges and other execution agents for order flow; and fees for providing trade execution and clearance services to financial institutions in the United States and Canada. Commissions and fees are primarily affected by changes in transaction volumes and changes in the commission or fee rates charged per transaction. Commissions, which account for more than 91% of commissions and fees, fluctuate based on the number of active customer accounts, the average number of trades per account, and the average commission per revenue trade. Active customer accounts have grown 45% to approximately 3.0 million as at July 31, 2000, from over 2.0 million as at July 31, 1999. We define active accounts as accounts that had purchase, sale or other activity or a position during the latest fiscal quarter. The significant growth in daily average trading volumes in the U.S. and Canada has permitted average trades per account to largely hold level with the quarter ended July 31, 1999, despite significant addition of accounts in international markets with traditionally lower activity per account than the North American markets. The quarter ended July 31, 2000 reflected a decline in average trades per account of 43.6% from the unusually active quarter ended April 30, 2000. This decline in investor activity resulted from increased market volatility and a seasonal industry trend. The slowdown led to decreases in third quarter revenues and net income of 29% and 55%, respectively, from the second quarter ended April 30, 2000. Average commissions per revenue trade for the third quarter ended July 31, 2000 decreased to approximately $20 per trade, down 10.8% from approximately $22 per trade in the quarter ended July 31, 1999. The third fiscal quarter of 2000 average commission per revenue trade was also down 5.7% from the average commission per revenue trade of approximately $21 in the second fiscal quarter of 2000. This was primarily due to the growth of our online trading products, which provide online customers with discounts from our standard commission schedule. We use other broker-dealers to execute our customers’ orders and receive revenue from these broker-dealers for such order flow. Payments for order flow have not increased commensurate with increases in trading volumes as a result of changes in regulations and market conventions that caused market-makers and execution agents to change their payment policies for order flow by reducing the payment per trade and by limiting the types of trades on which payments are made. Order flow revenue for the third quarter was approximately 3.2% of total revenue, which was down slightly from the third quarter of 1999 level of approximately 3.5%. Growth of transaction fees for execution and clearing services are a function of the addition of new clients and general increases in market volumes.

      Mutual fund and related revenue represents customary trailer fees from third party and affiliated mutual funds in the U.S. and Canada and, in the U.S. only, fees for shareholder services, administration and investment management services provided to our proprietary money market and mutual funds. Such fees are primarily based upon the daily amount of customer assets invested in third party mutual funds and upon the average daily net asset value of our proprietary money market and mutual funds. Our proprietary money market accounts and mutual funds had net assets valued at $14.4 billion at July 31, 2000. We held $7.7 billion of customer assets in no-load, no-fee mutual funds sponsored by third parties at July 31, 2000. Commissions relating to the purchase and sale of mutual funds are included in commissions and fees.

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

  Operating Expenses

      Our largest operating expense is employee compensation and benefits, which includes salaries and wages, incentive compensation and related employee benefits and taxes. We employ a limited number of commissioned sales representatives; therefore, compensation and benefits do not vary directly with changes in commission revenue. Most employees do, however, receive annual incentive compensation based on the overall results of our operations in each geographical region, as well as the employee’s individual performance. Therefore, a significant portion of compensation and benefits expense will fluctuate based on our operating results. Prior to the current quarter being reported, compensation expense has also reflected the change in intrinsic value of TD Bank stock options granted to our employees under TD Bank’s stock option plan. Effective May 1, 2000, certain option holders signed legally binding waivers to forfeit their right to a shareless exercise as provided by the Plan. As a result no further expense will be recorded for the change in the intrinsic value of the stock options.

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

      We have been active in acquiring new businesses to rapidly expand our operations including: Marathon Brokerage in 1993, Waterhouse Securities Group in 1996, Pont Securities Limited in 1997 and Rivkin Croll Smith, Kennedy Cabot & Co., Jack White & Company and Gall & Eke in 1998, and YorkSHARE Limited, a U.K. based discount broker operation, in November, 1999. In the quarter ended April 30, 2000, we acquired CT Securities Inc. from CT Financial Services Inc. CT Financial Services Inc. was acquired by TD Bank in February, 2000. The acquisition of Dealwise Limited in the U.K., one of the largest discount brokers in the U.K., was completed early in the third fiscal quarter. Goodwill relating to our major acquisitions is generally being amortized over a period of 20 years from the date of acquisition.

      We also provided the initial funding of two joint ventures in Japan and in India, which were completed in the second quarter, and began activity in the third quarter. Contributions from these joint ventures with The Bank of Tokyo-Mitsubishi, Ltd., which provides access to the Japanese market, and with Tata Finance Limited, which provides us with access to the rapidly developing market in India, are reflected in other income and are accounted for under the equity method of accounting.

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

      *  *  *

      Our revenues are derived primarily from securities brokerage and related services, and we expect this business to continue to account for a significant amount of our revenues. We, like other securities firms, are directly affected by economic and political conditions, broad trends in business and finance and changes in the conditions of the securities markets in which our customers trade. Over the past several years, the securities markets in the U.S. and Canada (which comprise the principal trading markets for most of our customers) have fluctuated considerably, including increased volatility during 2000. A downturn in either of these markets would adversely affect our operating results. Recently the markets for technology and Internet-related stocks have been especially volatile, and a significant downturn would have an even greater effect on us because a substantial portion of our customers invest in these types of stocks. In previous major stock market declines, many firms in the securities industry suffered financial losses, and the level of individual investor trading activity decreased after these events. When trading volume is low, our profitability would likely be adversely affected because a significant portion of our costs do not vary with revenue. In addition, during the past several years, the stock market has experienced a significant increase in market pricing and trading volume, which has contributed to an increase in investor interest in buying and trading securities. A sustained downturn in the stock market could adversely affect investor interest in buying and trading securities and, accordingly, adversely affect our business. For these reasons, severe market fluctuations and decreased investor trading activity could have a material adverse effect on our business, financial condition and operating results.

      We adjust our expenses to the extent possible in anticipation of and in response to changes in financial market conditions and customer trading patterns. Certain of our expenses (including incentive compensation, portions of communications, and execution and clearing costs) vary directly with changes in financial performance or customer trading activity. Expenses relating to the level of temporary employees, contractors, overtime hours, professional services, and advertising and marketing are adjustable over the short-term to help us achieve our financial objectives. Additionally, developmental spending (including branch openings, product and service rollouts, and certain information technology systems improvements) is generally discretionary and can be altered in response to market conditions. However, a significant portion of our expenses such as salaries and wages, occupancy and equipment, depreciation and amortization of goodwill do not vary directly, at least in the short term, with fluctuations in revenues or securities trading volumes, such as experienced in the third quarter. Also, we view our developmental spending as essential to our future growth, and therefore attempt to avoid major adjustments in such spending unless faced with a sustained slowdown in customer trading activity. Given the nature of our revenues and expenses, and the economic and competitive factors discussed above, our earnings may be subject to significant volatility from period to period. Our results for any interim period are not necessarily indicative of results for a full year.

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

Results of Operations

      The following table sets forth the combined statement of income data for the periods indicated as a percentage of total revenues:

	For the Three		For the Nine
	Months Ended		Months Ended
	July 31,		July 31,

	2000	1999	2000	1999

Revenues

Commissions and fees	58.7%	64.0%	65.7%	68.5%

Mutual fund and related revenue	10.7	10.6	8.9	9.8

Net interest revenue	25.7	21.3	21.3	17.7

Other	4.9	4.1	4.1	4.0

Total revenues	100.0%	100.0%	100.0%	100.0%

Expenses

Employee compensation and benefits	28.2%	29.4%	26.1%	28.5%

Execution and clearing costs	11.8	13.4	10.7	14.2

Occupancy and equipment	9.4	8.8	7.6	8.2

Advertising and marketing	6.8	6.0	7.3	5.5

Communications	4.2	4.1	4.0	4.6

Amortization of goodwill	3.3	3.8	2.6	4.0

Professional fees	3.3	2.6	2.6	2.4

Other	13.7	11.7	14.0	12.5

Total expenses	80.7%	79.8%	74.9%	79.9%

Income before income taxes	19.3%	20.2%	25.1%	20.1%

Income tax provision	9.3	9.3	11.3	9.3

Net income	10.0%	10.9%	13.8%	10.8%

North America comprises our primary market, with the predominant level of transactions being conducted in the United States and Canada. However, the international component continues to grow, with increased levels of activity expected to be reflected as a result of our rapidly expanding international operations, especially in the United Kingdom. The table below provides a breakdown as to the geographic source of transaction, account and customer asset volumes, as rounded.

	For the Three Months		For the Nine Months
	Ended July 31,		Ended July 31,

	2000	1999	2000	1999

Average daily trades:

United States	117,900	89,400	153,200	89,300

Canada	30,900	17,000	38,500	16,900

Other	8,000	2,200	8,300	2,100

Total	156,800	108,600	200,000	108,300

Total accounts at period end:

United States	2,496,000	1,896,000

Canada	1,017,000	675,000

Other	735,000	262,000

Total	4,248,000	2,833,000

Total Customer Assets (billions):

United States	$124.1	$89.6

Canada	34.9	21.5

Other	3.6	1.6

Total	$162.6	$112.7

Three Months Ended July 31, 2000 Versus Three Months Ended July 31, 1999

  Financial Overview

      Net income for the three months ended July 31, 2000 was $34.5 million, up 30.7% from $26.4 million for the comparable period in 1999. Revenues for the three months ended July 31, 2000 were $345.6 million, up 42.3% from $243.0 million for the comparable period in 1999. This arose from a 30.5% increase in commissions and transaction fees, a 44.1% increase in mutual fund and related revenue, a 72.0% increase in net interest revenue, and a 65.7% increase in other revenue.

      Total operating expenses of $278.8 million for the three months ended July 31, 2000 were up 43.7% from $193.9 million for the comparable period in 1999. This resulted largely from a $26.2 million increase in compensation and benefits costs, which included the impact of over 2,450 additional associates to handle the increased business volume, of which total, over 1,350 were dedicated to retail service. Increases were also experienced in the volume driven clearing costs ($8.1 million), occupancy and equipment in connection with the expanded staffing and branch expansions ($11.0 million), increased marketing and advertising expenses related to the national advertising and global branding campaigns ($8.8 million), and other expenses for the period ($18.9 million).

  Revenues

     Commissions and Fees

      Commissions and fees were $202.9 million for the three months ended July 31, 2000, up $47.5 million, or 30.5%, from the comparable period in 1999. The total number of trades executed by us has increased 46.7% from the comparable period in 1999 as our customer base has grown. Average commissions per revenue trade decreased 10.8% due to the expanded popularity of our online brokerage services, which are offered at a lower price than traditional agent based trading. For the three months ended July 31, 2000, total daily average online and total daily average electronic trades, reflected in the table below, as rounded, represented 73.7% and 77.2% of total trades, respectively, as compared to 64.4% and 68.3%, respectively, in the comparable 1999 period.

	Three Months Ended
	July 31,
			Percent
	2000	1999	Change

Total daily average online trades	115,600	69,900	65%

Touch-tone	5,400	4,300	24%

Total daily average electronic trades	121,000	74,200	63%

Agent trades	35,800	34,400	4%

Total daily average trades	156,800	108,600	44%

Average commissions, per revenue trade	$19.69	$22.07	(11)%

      We added approximately 172,000 new customer accounts (excluding those obtained through acquisitions) during the three months ended July 31, 2000, an increase of 2% from the approximately 169,000 new accounts added during the comparable period in 1999. Our advertising and marketing expense per new account was approximately $136 for the three months ended July 31, 2000 versus $87 for the comparable 1999 period, which preceded our re-branding under the TD Waterhouse name.

     Mutual Fund and Related Revenue

      Mutual fund and related revenue was $37.1 million for the three months ended July 31, 2000, up $11.3 million, or 44.1%, from the comparable period in 1999. This increase was primarily due to a significant increase in customer assets held in third party mutual funds and proprietary money market and mutual funds.

     Net Interest Revenue

      Net interest revenue was $88.8 million for the three months ended July 31, 2000, up $37.2 million, or 72.0%, from the comparable period in 1999. This increase was primarily due to a 59.1% increase in average customer margin loans to $8.5 billion during the three months ended July 31, 2000 from $5.35 billion during the comparable period in 1999. Our average net interest spread of 2.49% for the three months ended July 31, 2000 was a slight improvement over the spread of 2.41% for the comparable period in 1999 due to the increased growth in our Canadian operations, which has provides a higher net interest spread than our U.S. operations.

  Operating Expenses

      Compensation and benefits expense was $97.5 million for the three months ended July 31, 2000, up $26.2 million, or 36.7%, from the comparable period in 1999. This increase was primarily due to the addition of new employees to support our rapid growth and to provide incentive compensation in line with our operating results.

      Execution and clearing costs were $40.6 million for the three months ended July 31, 2000, up $8.1 million, or 25.0%, from the comparable period in 1999. This increase was primarily due to increased transaction volume offset in part by productivity gains from our ability to leverage our existing clearing operations.

      Occupancy and equipment expense was $32.4 million for the three months ended July 31, 2000, up $11.0 million, or 51.5%, from the comparable period in 1999. This increase was primarily due to additional lease expenses on our expanded branch and call center space, as well as increased lease and maintenance expenses on data processing equipment. During the third quarter we opened three new branches.

      Advertising and marketing expense was $23.4 million for the three months ended July 31, 2000, up $8.8 million, or 60.0%, from the comparable period in 1999. This increase primarily relates to increased national advertising in the United States, but also includes costs arising from foreign national advertising and branding campaigns.

      Communications expense was $14.5 million for the three months ended July 31, 2000, up $4.5 million, or 45.1%, from the comparable period in 1999. This increase was primarily due to increased trading volumes and the opening of new branches.

      Amortization of goodwill was $11.6 million for the three months ended July 31, 2000, up $2.3 million, or 24.4%, from the comparable period in 1999. This increase was due to the acquisition of YorkSHARE Limited in the first fiscal quarter, 2000, the acquisition of CT Securities Inc. in the second fiscal quarter, 2000, and the acquisition of Dealwise Limited in the third fiscal quarter, 2000.

      Professional fees were $11.5 million for the three months ended July 31, 2000, up $5.1 million, or 78.7%, from the comparable period in 1999. This increase was primarily due to fees for computer programming and systems consultants (up approximately $1.2 million), state registration fees (up approximately $1.6 million) for the increased dedicated retail associates (up over 1,350) in call centers and new branches, and a $0.75 million increase in costs of management of international operations expansion.

      Other expenses were $47.3 million for the three months ended July 31, 2000, up $18.9 million, or 66.5%, from the comparable period in 1999. The increase in other expenses is a reflection of the overall growth in the business, as it includes costs related to account opening and maintenance, statement production and printing and supplies, along with increased referral commissions in Canada. Also included in other expenses are increased costs incurred for trading errors and an increase in provisions on the margin loan portfolio.

      Our effective income tax rate for the three months ended July 31, 2000 and 1999 was 48.4% and 46.2%, respectively. The increase in the effective tax rate was due to an increase in the Canadian business contribution, which has a higher tax rate and a large increase of non-deductible goodwill. Our effective tax rate, excluding the tax effects of non-deductible goodwill, was 43.3% and 41.5%, respectively, for the three months ended July 31, 2000 and 1999.

Nine Months Ended July 31, 2000 Versus Nine Months Ended July 31, 1999

  Financial Overview

      Net income for the nine months ended July 31, 2000 was $168.1 million, up 120.0% from $76.4 million for the comparable period in 1999. Revenues for the nine months ended July 31, 2000 were $1,215.9 million, up 72.0% from $707.0 million for the comparable period in 1999. This was due to a 65.0% increase in commissions and transaction fees, a 55.8% increase in mutual fund and related revenue, a 107.1% increase in net interest revenue, and a 77.0% increase in other revenue.

      Total operating expenses of $910.5 million for the nine months ended July 31, 2000 were up 61.2% from $565.0 million for the comparable period in 1999, primarily resulting from additional business volume.

  Revenues

     Commissions and Fees

      Commissions and fees were $798.6 million for the nine months ended July 31, 2000, up $314.5 million, or 65.0%, from the comparable period in 1999. The total number of trades executed by us has increased 86.6% from the comparable period in 1999 as our customer base has grown. Average commissions per revenue trade decreased 10.2% due to the expanded popularity of our online brokerage services, which are offered at a lower price than traditional agent based trading. For the nine months ended July 31, 2000, total daily average online and total daily average electronic trades, reflected in the table below, as rounded, represented 73.5% and 76.8% of total trades, respectively, as compared to 60.5% and 64.7%, respectively, in the comparable 1999 period.

	Nine Months Ended
	July 31,
			Percent
	2000	1999	Change

Total daily average online trades	147,000	65,500	124%

Touch-tone	6,600	4,600	44%

Total daily average electronic trades	153,600	70,100	119%

Agent trades	46,400	38,200	22%

Total daily average trades	200,000	108,300	85%

Average commissions, per revenue trade	$20.71	$23.06	(10)%

      We added approximately 851,000 new customer accounts (excluding those obtained through acquisition) during the nine months ended July 31, 2000, an increase of 44.4% from the approximately 589,000 new accounts added during the comparable period in 1999. Our advertising and marketing expense per new account was approximately $104 for the nine months ended July 31, 2000 versus $66 for the comparable 1999 period.

     Mutual Fund and Related Revenue

      Mutual fund and related revenue was $108.0 million for the nine months ended July 31, 2000, up $38.7 million, or 55.8%, from the comparable period in 1999. This increase was primarily due to a significant increase in customer assets held in third party mutual funds and proprietary money market and mutual funds.

     Net Interest Revenue

      Net interest revenue was $258.8 million for the nine months ended July 31, 2000, up $133.8 million, or 107.1%, from the comparable period in 1999. This increase was primarily due to a 110.1% increase in average customer margin loans to $8.6 billion during the nine months ended July 31, 2000 from $4.1 billion during the comparable period in 1999. Our average net interest spread of 2.44% for the nine months ended July 31, 2000 was lower than the spread of 2.57% for the comparable period in 1999 due to the continued growth of our U.S. operation, which has a lower net interest spread than our Canadian operation.

  Operating Expenses

      Compensation and benefits expense was $317.6 million for the nine months ended July 31, 2000, up $115.9 million, or 57.5%, from the comparable period in 1999. This increase was primarily due to the addition of new employees to support our rapid growth and incentive compensation to reflect the improvement in our operating results. Compensation as a percentage of revenues has decreased which reflects the fact that revenue growth has outpaced our employee growth in the short term.

      Execution and clearing costs were $129.9 million for the nine months ended July 31, 2000, up $29.3 million, or 29.1%, from the comparable period in 1999. This increase was primarily due to increased transaction volume offset in part by productivity gains from our ability to leverage our large clearing operations.

      Occupancy and equipment expense was $92.6 million for the nine months ended July 31, 2000, up $34.4 million, or 59.2%, from the comparable period in 1999. This increase was primarily due to additional lease expenses on our expanded office space, as well as increased lease and maintenance expenses on data processing equipment. During the first nine months of fiscal 2000 we opened 15 new branches, including two new call centers.

      Advertising and marketing expense was $88.8 million for the nine months ended July 31, 2000, up $50.1 million, or 129.5%, from the comparable period in 1999. This increase primarily relates to increased national advertising in the United States, however, it also includes costs arising from the foreign national advertising and branding campaigns launched in the fourth fiscal quarter of 1999.

      Communications expense was $48.1 million for the nine months ended July 31, 2000, up $15.4 million, or 47.0%, from the comparable period in 1999. This increase was primarily due to increased trading volumes and the opening of new branches.

      Amortization of goodwill was $31.8 million for the nine months ended July 31, 2000, up $3.9 million, or 14.0%, from the comparable period in 1999. This increase was due to the acquisition of YorkSHARE Limited in the first fiscal quarter of 2000, and of CT Securities Inc. in the second fiscal quarter of 2000, and Dealwise Limited in the third fiscal quarter of 2000.

      Professional fees were $31.4 million for the nine months ended July 31, 2000, up $14.7 million, or 88.3%, from the comparable period in 1999. This increase was primarily due to fees for computer programming and systems consultants, along with registration fees for the increase in dedicated retail associates and costs for management of the international expansion.

      Other expenses were $170.4 million for the nine months ended July 31, 2000, up $81.8 million, or 92.3%, from the comparable period in 1999. This increase was consistent with the overall growth in the business as reflected in the increased trading volumes and account openings, along with increased referral commissions in Canada. Additionally, other expenses for the nine months ended July 31, 2000 includes the increased costs incurred in trading errors and unsecured losses related to the record volumes and market volatility experienced in the second quarter.

      Our effective income tax rate for the nine months ended July 31, 2000 and 1999 was 45.0% and 46.2%, respectively. The decrease in the fiscal year to date effective tax rate was primarily due to the large contribution in pre-tax income from our U.S. operations, which has the effect of reducing the impact of permanent differences such as the amortization of goodwill, as well as foreign provincial taxes. Our effective tax rate, excluding the tax effects of non-deductible goodwill, was 42.2% and 41.3%, respectively, for the nine months ended July 31, 2000 and 1999.

  Liquidity and Capital Resources

      We finance our customer securities operations primarily through customer credit balances, deposits received for securities loaned, other short-term borrowings and cash generated by our operations. As of July 31, 2000, 90.1% of our assets consisted of cash and cash equivalents or assets readily convertible into cash (principally receivables from customers, receivables from brokers and dealers, deposits paid for stock borrowed, and securities owned). Receivables from customers primarily consist of margin loans to customers, which are secured by customers’ readily marketable securities. Receivables from brokers and dealers consist of amounts receivable for pending securities transactions, which can generally be settled within three business days. Deposits paid for securities borrowed represent cash deposits placed with brokers securing marketable securities borrowed by us. Securities owned consist primarily of U.S. and Canadian government securities and other securities, which trade in highly liquid markets.

      Capital expenditures and investments in new technology, services and advertising are being primarily financed through earnings from operations. Prior to the initial public offering of the Company’s common stock on June 23, 1999 (the “Offering”), acquisitions of new businesses have been funded through capital contributions from TD Bank. New acquisitions are funded by issuances of shares of the Company or its subsidiaries, by proceeds from the Offering and by funds generated by operations.

      Net income plus depreciation and amortization was $55.5 million and $30.2 million for the three months ended and $224.9 million and $105.2 million for the nine months ended July 31, 2000 and 1999, respectively. Depreciation and amortization expense, which relates to fixed assets, leasehold improvements and goodwill, was $21.0 million and $4.2 million for the three months ended and $56.8 million and $28.8 million for the nine months ended July 31, 2000 and 1999, respectively. Capital expenditures were $38.8 million and $17.0 million in the three months ended and $78.1 million and $29.2 million in the nine months ended July 31, 2000 and 1999, respectively, which represented 11.2% and 7.0% and 6.4% and 4.1% of total revenues in each period.

Capital expenditures, excluding acquisitions of new businesses, during the three months and nine months ended July 31, 2000 and 1999, primarily related to the purchase of communications and data processing equipment and leasehold improvements related to new branches and office facilities.

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

      As a part of our brokerage business, we hold short-term interest-earning assets (mainly margin loans to customers) totaling $9.6 billion and $6.5 billion at July 31, 2000 and October 31, 1999, respectively, of which $2.6 billion and $1.8 billion, respectively, were denominated in foreign currencies, primarily the Canadian dollar. Our interest earning assets are financed by short-term interest-bearing liabilities in the form of customer balances and deposits received for stock loaned. We earn a net interest spread on the difference between amounts earned on customer margin loans and amounts paid on stock loan and customer credit balances. Since we establish the rate paid on customer cash balances, a substantial portion of our interest rate risk is under our direct management. We generally move rates earned on loans in lockstep with rates paid on credit balances to maintain a consistent net interest spread, and, therefore, do not anticipate that changes in interest rates will have a material adverse effect on our earnings and cash flows. Similarly, since we manage the assets and liabilities related to our brokerage business on a geographic basis and fund assets with liabilities denominated in the same currency as the assets, we do not anticipate that changes in foreign exchange rates will have a material adverse effect on our net interest revenues or cash flows.

      We held marketable securities (securities owned) at July 31, 2000 and October 31, 1999, which were recorded at fair value of $117.0 million and $342.0 million, respectively, and sold securities short (securities sold, not yet purchased) at July 31, 2000 and October 31, 1999 with a fair value of $8.4 million and

$3.6 million, respectively, which exposes us to market price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in quoted market prices and amounts to approximately $12.5 million and $34.6 million at July 31, 2000 and October 31, 1999, respectively. Of these positions, approximately $24.6 million and $10.2 million of securities owned at July 31, 2000 and October 31, 1999, respectively, and $8.0 million and $3.4 million of securities sold short at July 31, 2000 and October 31, 1999, respectively, were denominated in foreign currencies, primarily the Canadian dollar. Therefore, we are also exposed to foreign currency risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in foreign exchange rates and amounts to approximately $3.3 million and $1.4 million at July 31, 2000 and October 31, 1999, respectively. Actual results may differ.

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

      None

Item 3.  Defaults Upon Senior Securities

      None

Item 4.  Submission of Matters to a Vote of Security Holders

      None

Item 5.  Other Information

      None

Item 6.  Exhibits and Reports on Form 8-K

      (a)  The following exhibits are filed as part of this quarterly report on Form 10-Q.

Exhibit
Number	Description

2.1	Form of Transfer and Assumption Agreement between TD Bank and TD Waterhouse Investor Services (Canada) Inc. (Incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-1, Registration No. 333-77521).
2.2	Form of Transfer and Assumption Agreement between TD Securities Inc. and TD Waterhouse Investor Services (Canada) Inc. (Incorporated by reference to Exhibit 2.2 of the Company’s Registration Statement on Form S-1, Registration No. 333-77521).
2.3	Form of Share Transfer Agreement between TD Bank and TD Waterhouse (Incorporated by reference to Exhibit 2.3 of the Company’s Registration Statement on Form S-1, Registration No. 333-77521).
3.1	Form of Amended and Restated Certificate of Incorporation of TD Waterhouse (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1, Registration No. 333-77521).
3.2	Form of By-laws of TD Waterhouse (Incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1, Registration No. 333-77521).
4.1	Specimen common stock certificate (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1, Registration No. 333-77521).
4.2	Amended and Restated Support and Exchange Agreement, dated April 13, 2000, by and among TD Waterhouse Group, Inc., TD Waterhouse Investor Services (Canada) Inc., TD Waterhouse Holdings, Inc., TD Securities Inc., CT Financial Services Inc. and The Toronto-Dominion Bank (Incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2000).
4.3	Form of Exchangeable Preference Share Terms of TD Waterhouse Investor Services (Canada), Inc. (Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-1, Registration No. 333-77521).
4.4	Form of Certificate of Designation creating Special Voting Preferred Stock of TD Waterhouse (Incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-1, Registration No. 333-77521).
4.5	Specimen Special Voting Preferred stock certificate (Incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-1, Registration No. 333-77521).
10.1	1999 TD Waterhouse Group, Inc. Stock Incentive Plan (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8, Registration No. 333-40236).
10.2	The Toronto-Dominion Bank 1993 Stock Option Plan (Incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1, Registration No. 333-77521).
10.3	Form of Master Services Agreement between TD Waterhouse and TD Bank (Incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1, Registration No. 333-77521).
10.4	Form of Tax Sharing Agreement between TD Waterhouse and TD Waterhouse Holdings, Inc. (Incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1, Registration No. 333-77521).
10.5	TD Bank Long Term Capital Plan (Incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1999).
10.6	Employment Agreement, dated as of October 1, 1999 between Stephen D. McDonald and the Company (Incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1999).

Exhibit
Number	Description

10.7	Employment Agreement, dated as of October 1, 1999 between Frank J. Petrilli and the Company (Incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1999).
10.8	Employment Agreement, dated as of October 1, 1999 between John G. See and the Company (Incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1999).
27.1	Financial Data Schedule

      (b)  Reports on Form 8-K

      None

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  September 14, 2000

TD WATERHOUSE GROUP, INC.

By:	/s/ STEPHEN D. MCDONALD _______________________________________ Stephen D. McDonald

Chief Executive Officer and Deputy Chairman

By:	/s/ B. KEVIN STERNS _______________________________________ B. Kevin Sterns

Executive Vice President
and Chief Financial Officer
(Principal Financial and Accounting Officer)