Form 10-K
period 2000-10-31
TD WATERHOUSE GROUP INC
filed 2001-01-26
CIK 1085095

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 2000

or

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from                to

Commission file number 1-15101

TD Waterhouse Group, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization) 100 Wall Street, New York, NY (Address of Principal Executive Offices)	13-4056516 (IRS Employer Identification No.) 10005 (Zip Code)

212-806-3500

(Registrant’s Telephone Number, Including Area Code)

Securities Registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered

Common Stock, $.01 par value per share	The New York Stock Exchange, Inc.

Securities Registered pursuant to Section 12(g) of the Act:

None
(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.

As of January 19, 2001, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $662,185,000 (based upon the closing price for shares of the Registrant’s Common Stock as reported by the New York Stock Exchange on that date). Shares of Common Stock of the Registrant held by each officer, director and holder of 5% or more of the outstanding Common Stock of the Registrant have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock outstanding as of January 19, 2001 was 379,789,350 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement relating to the Registrant’s 2001 Annual Meeting of Stockholders to be filed hereafter (incorporated into Part III hereof).

TD WATERHOUSE GROUP, INC.

Annual Report on Form 10-K for the Fiscal Year ended October 31, 2000

The page numbers in this Table of Contents reflects actual page numbers, not EDGAR page tag numbers.

      UNLESS OTHERWISE INDICATED, REFERENCES TO “COMPANY” MEAN TD WATERHOUSE GROUP, INC. AND ITS SUBSIDIARIES, AND REFERENCES TO TD BANK MEAN THE TORONTO-DOMINION BANK. AS OF SEPTEMBER 1999, THE ENTITY FORMERLY KNOWN AS WATERHOUSE INVESTOR SERVICES, INC. IS NOW NAMED TD WATERHOUSE HOLDINGS, INC. AND THE ENTITY FORMERLY KNOWN AS WATERHOUSE SECURITIES, INC. IS NOW NAMED TD WATERHOUSE INVESTOR SERVICES, INC. REFERENCES TO “FISCAL” MEAN THE COMPANY’S YEAR ENDED OCTOBER 31 (E.G. “FISCAL 2000” REPRESENTS THE PERIOD NOVEMBER 1, 1999 TO OCTOBER 31, 2000).

Part I

Item 1.  Business

      TD Waterhouse is a leading global online financial services firm. Leveraging our investment in technology, we have become one of the premier global online brokers and a leading provider of online investing services and related financial products.

      We are one of the world’s largest brokers to the self-directed investor with approximately 4.4 million customer accounts. At October 31, 2000, we had approximately 3.1 million active accounts and approximately $159 billion in customer assets.

      We have a significant international presence with operations in the United States, Canada, Australia, the United Kingdom and Hong Kong. In addition, we service customers in Japan and India through joint ventures in those countries. We have the second largest global branch network of any discount broker with over 230 branches worldwide.

      Our primary markets are the U.S. and Canada, which accounted for 66% and 29%, respectively, of our fiscal 2000 consolidated revenues. Approximately 2.6 million of our total customer accounts at October 31, 2000 were held by customers in the U.S. and approximately 1.1 million were held by customers in Canada.

      In addition to securities trading services, we also provide our customers with a broad range of banking, mutual fund and other consumer financial products and services on an integrated basis, including:

•	a broad range of investment news, third party research reports and personal investment management tools such as portfolio tracking and stock and mutual fund screening programs;

•	over 13,000 mutual funds from over 600 fund families (including several proprietary mutual funds and a series of money market funds that we advise), with over $33 billion in assets held in these funds through us at October 31, 2000;

•	insured transaction accounts, checking, ATM access, electronic funds transfer, insured certificates of deposit, mortgage services and other banking products, which are provided through our affiliates TD Waterhouse Bank, N.A. and TD Bank; and

•	clearing and execution services to correspondents and other broker-dealers.

      We use a multi-channel distribution system to provide our customers with access to our products and services. Customers may utilize any of the following delivery channels to access our services:

•	online channels via the Internet, using our webBroker;

•	a network of branch offices, supported by service centers accessible by toll-free telephone numbers that are available in several of our markets 24 hours a day, seven days a week;

•	wireless channels via web-enabled phones and personal digital assistants;

•	touch-tone telephone to access our automated trading systems; and

•	TalkBroker, a real time voice recognition market information system, which provides customers of our Canadian and Australian operations with real time stock and option quotes and mutual fund pricing, as well as trading of equities, options and mutual funds, through the use of voice recognition.

Business Strategy

      Our ongoing business strategy focuses on positioning us to take advantage of the current industry dynamics by leveraging our position as a leading global financial services firm. Key elements of our strategy include:

•	Enhancing Products and Services — We plan to enhance our current products and services as well as develop new ones in order to provide our customers with a simple, convenient and flexible way to manage their finances.

•	Optimizing Each Customer Relationship — We plan on continuing to serve our customers with the highest level of commitment to quality in order to broaden and increase the value of our customer relationships.

•	Leveraging Technology — We plan to continue to utilize and leverage technology to reach more customers with more products and services in more useful, convenient and cost-effective ways.

•	Global Expansion — We plan on further expansion in both our core North American markets and around the world.

      Fundamental to our strategy is our focus on:

•	Leveraging our relationship with TD Bank Financial Group (consisting of TD Bank and its affiliates, including TD Waterhouse Bank, N.A. and TD Securities Inc.).

•	Developing strategic relationships and marketing and cross promotion alliances with online providers, equipment and software publishers, and joint venture partners.

•	Building our brand around the world.

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

      WISI was acquired in 1996 by TD Bank, which had begun building its own discount brokerage operations as early as 1984 following the deregulation of brokerage commissions in Canada. In 1987, TD Bank’s discount brokerage operations became a fully registered broker and the first bank-owned firm in Canada to purchase a seat on the Toronto Stock Exchange. By 1989, through a series of acquisitions and internal growth, TD Bank operated the largest discount broker in Canada. In connection with the initial public offerings of our Common Stock on June 23, 1999, TD Bank reorganized its worldwide discount brokerage operations so that they would be consolidated into our company and our subsidiaries. The Company was incorporated in Delaware in 1999.

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

	Acquisition	Approximate	Approximate
	Date	Purchase Price	Total Accounts

Dealwise Limited	May 2000	$124 million	230,000
(United Kingdom)

CT Securities Inc.	April 2000	$97 million	93,000
(Canada)

YorkSHARE Limited	November 1999	$16 million	120,000
(United Kingdom)

Gall & Eke	September 1998	$13 million	50,000
(United Kingdom)

Jack White & Company	May 1998	$103 million	130,000
(U.S.)

Kennedy Cabot & Co.	November 1997	$154 million	202,000
(U.S.)

	Acquisition	Approximate	Approximate
	Date	Purchase Price	Total Accounts

Rivkin Croll Smith	November 1997	$19 million	44,000
(Australia)

Pont Securities Limited	May 1997	$23 million	53,000
(Australia)

Marathon Brokerage	October 1993	$46 million	92,000
(Canada)

      We are also expanding into new markets through joint ventures with strategic partners. During fiscal 2000, we formed joint ventures in Japan with The Bank of Tokyo-Mitsubishi, Ltd. and in India with Tata Finance Limited, one of India’s leading industrial and financial conglomerates, to pursue online brokerage opportunities. In November 2000, we formed a joint venture in Luxembourg with Banque Generale du Luxembourg to create a multi-market, multi-channel, self-directed investing service for high net worth Europeans.

Multi-Channel Delivery Systems

      Our strategy focuses on providing a wide array of high-quality, low-cost products and services to our customers through a variety of distribution channels. We differentiate ourselves from most of our competitors in the brokerage industry by providing full-service multi-channel delivery systems which allow customers to choose how they prefer to do business with us. We provide a variety of electronic channels through which our customers can access our products and services. Customers are able to obtain account information, access a broad array of research information and enter trade orders on an automated basis through these electronic channels at any time, thereby providing added convenience for customers and minimizing our costs of responding to and processing routine customer transactions. In addition to our electronic distribution channels, we maintain an extensive and growing branch office network, supported by 13 regional U.S. and Canadian telephone service centers.

      Over the past three years, our Internet trading services have become an increasingly important part of our business. Trades through our online services represented approximately 73% of our total trading volume for fiscal 2000 and 72% in the fourth quarter of fiscal 2000.

Internet Access

      Customers can access their brokerage accounts online through the Internet, including utilizing online service providers such as America Online and the Microsoft Network as well as through web-enabled phones and personal digital assistants. Our Internet web site, marketed under the name TD Waterhouse webBroker, allows customers to engage in a full range of trading activities while online. In addition, webBroker provides customers with access to a broad range of free investing information, including:

•	real-time stock quotes;

•	news and charts;

•	research reports;

•	investment management tools, such as portfolio tracking;

•	stock and mutual fund screening tools;

•	market commentary;

•	technical analysis and alerts; and

•	account management tools which allow customers to review account balances, transaction histories and order status.

      Through webBanking, our customers can access a full range of banking products and services offered by our affiliated banks through links to webBroker.

      In addition, to assist customers in using online channels, we maintain Electronic Brokerage Support Centers which operate 24 hours a day, seven days a week in the U.S. and extended hours in Canada. These services are available through toll-free numbers to all our online customers.

Other Electronic Channels

      In addition to Internet access, we offer our customers access to our products and services through the following other electronic channels:

•	Touch-tone Telephone. Our interactive investing systems, TradeDirect in the U.S. and TeleMax in Canada, provide customers with a convenient way to obtain quotes, place orders and review certain account information using a touch-tone telephone.

•	Voice Recognition. TalkBroker, currently available to the customers of our Canadian and Australian operations, is our real time voice recognition market information system which provides customers with real-time equity and stock option quotes and certain mutual fund pricing, as well as trading of equities, options and mutual funds, through the use of voice recognition over the telephone. We are currently developing a similar system for our U.S. business.

•	Direct Dial-up Access. Customers of our Canadian operations can use their personal computers to access their brokerage accounts online by using free proprietary software provided by us to dial directly into our private computer networks for real-time online brokerage services and market information.

      Our direct dial-up access and touch-tone telephone services are available in both French and English to our Canadian customers.

      Electronic distribution channels have become an increasingly important part of our business in the past several years. We provide discounts from our standard commission rates for trades executed through electronic brokerage channels, reflecting the lower cost of providing services through these channels.

Branch Office Network and Service Centers

      We believe that having a significant branch network is an important marketing tool in opening new customer accounts and in maintaining a high level of customer satisfaction and retention. Customers can use branch offices to open accounts, deliver and receive checks and securities, obtain market information, place orders, and obtain related customer services in person. Our branches also offer seminars to existing and prospective customers on a range of topics relating to personal investment strategies. At October 31, 2000, we operated over 175 branch offices in all 50 states in the U.S. and 40 branch offices in nine provinces in Canada, as well as eight branch offices in Australia, one branch office in Hong Kong and three customer service centers and one business development office in the United Kingdom.

      Included in our branch office network are 13 regional U.S. and Canadian telephone service centers which provide support during normal business hours. Three of our service centers provide after-hour service in the U.S. and Canada, including two that are open 24 hours a day, seven days a week.

      United States. During normal business hours, our customers can visit an account officer at a local branch to place an order, obtain account information or transact other business or call a toll-free number to reach an account officer or a customer service representative. During business hours the account officers in our branches are supported by customer service representatives at our regional customer service centers in New York City, Jersey City, Chicago and San Diego. Customer calls are routed to service centers based on call volume at the branches in order to maximize efficiency and customer service. In addition, after normal business hours and on weekends and legal holidays, customers of our U.S. operations are provided with a toll-free number to reach our after-hours service center. These service centers enable us to make customer service representatives available 24 hours a day, seven days a week to all of our U.S. customers. Customer orders placed during non-market hours are routed to appropriate markets the following business day.

      To allow personnel at branch offices to focus on customer service, we operate four account processing centers in the U.S. which provide administrative support to the branch offices. These services include processing customer securities and checks, account applications and customer correspondence.

      The capacity of the service centers and processing centers allows the branch office network to be maintained at lower staffing levels and to focus on customer service and business development. A majority of customer calls are handled through our service centers. Every one of our registered representatives at our service centers has immediate access to the customer account and market-related information necessary to respond to an individual customer’s inquiries.

      At October 31, 2000, our branch offices and service centers were staffed by more than 3,600 account officers and customer service representatives. Our staffing levels are adjusted in response to changes in trading volume.

      We have expanded and upgraded our call processing system in order to support expected growth while maintaining high levels of customer satisfaction. Our call processing system automatically routes calls to an available broker at one of our networked service centers or in the branches. The system is designed to use advanced technologies to route calls based on load and broker availability, prioritize queuing of calls based on customer profiles, and direct calls requiring specialized services to the appropriate location.

      Canada. Our customers in Canada can reach an investment representative 24 hours a day, seven days a week by using toll-free numbers to contact their local branch office or calling a service center directly. In addition, the local branches are supported by eight regional customer service centers located in four provinces. After market hours, customer calls are routed to our after-hours service center in Canada. Customer orders placed after market hours are routed to the appropriate markets the following business day. In addition, further customer assistance is available through our customer support group, which is separate from our call centers. These customer service representatives respond to all customer correspondence and investigate all statement inquiries and discrepancies. Our service centers are staffed with trained specialists providing advice on mutual funds, options and fixed income investments.

      Outside the U.S. and Canada. In Australia, a significant amount of our business is conducted over the telephone at our service center in Sydney. We have also established a service center in Melbourne. Our customers may place orders, obtain account information and transact other business through this service center five days a week until 8:00 p.m. In order to maintain personal contact with our customers and to develop new business, we operate eight full-service local branch offices.

      In the United Kingdom, we operate three customer service centers as well as a business development office in London. In Hong Kong, our call center operates 24 hours a day, seven days a week.

Products and Services

      We offer a broad range of products and services to meet customers’ varying investment and financial needs, as well as access to extensive investment news and information. Our products and services are tailored to meet the needs of self-directed individual investors and independent fee-based investment advisors. For fiscal 2000, approximately 89%, 4% and 7% of our customers’ transactions were in equity securities, options and mutual funds, respectively.

Brokerage Services For Individual Investors

      United States. We offer our customers the ability to buy and sell all U.S. and major foreign exchange-listed, Nasdaq-listed and other equity securities, options, mutual funds, unit investment trusts, variable annuities and fixed income investments, including U.S. Treasuries, zero-coupon bonds, listed and over-the-counter (“OTC”) corporate bonds, municipal bonds, GNMAs and CDs. We offer both margin accounts and cash accounts to our customers. We make commodities transactions available to our customers by acting as an introducing broker for commodities trading. In addition, our webBroker customers may participate in an extended hours trading session for Nasdaq-listed securities through the REDIBook Electronic Communications Network. The extended hours trading session is available Monday through Friday from 4:30 p.m. to 7:00 p.m. Eastern Standard Time.

      Customers must have specific approval to trade options. At October 31, 2000, approximately 214,000 accounts were so approved. To write uncovered options, customers must go through an additional approval process and must maintain a significantly higher level of equity in their brokerage accounts.

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

      Customers must have specific approval to trade options. At October 31, 2000, approximately 149,000 accounts were so approved. Our options specialists offer information to our customers to assist them in their investments in Canadian or U.S. exchange-traded options.

      Over the past several years, an increasing percentage of the trading activity of our Canadian customers has involved U.S. equity securities. For fiscal years 2000, 1999 and 1998, approximately 30%, 25% and 16%, respectively, of all trading volume in our Canadian operations involved U.S. equity securities.

      We offer our customers the ability to choose from a variety of different types of brokerage accounts and investment plans. Brokerage accounts include margin accounts and cash accounts. The only equity securities which may be traded on margin are stocks which are listed on major Canadian and U.S. exchanges and certain stocks listed on Nasdaq.

      Outside the U.S. and Canada. In Australia, our customers can buy and sell all Australian exchange-listed equities, options, derivatives, fixed interest securities and managed funds. We do not currently provide margin trading services directly to our Australian customers. We do currently offer customers the opportunity to trade on margin through third party margin lending accounts. We currently offer our customers the ability to trade U.S. securities listed on Nasdaq, the New York Stock Exchange and the American Stock Exchange.

      In the United Kingdom, our customers can buy and sell all London Stock Exchange and U.S. and Canadian exchange-listed equity securities. Our U.K. customers may also trade in European exchange-listed securities by telephone. We do not currently offer margin trading to our U.K. customers.

      Customers of our Hong Kong operations can trade Hong Kong exchange listed securities, as well as seven Nasdaq listed securities under the Hong Kong Nasdaq-Amex Pilot Program. In addition, our Hong Kong customers can also buy and sell local unit trusts (or mutual funds) and fixed income products. We offer both margin accounts and cash accounts to our Hong Kong customers as well as the opportunity to participate in initial public offerings. Our Hong Kong operations also act as an introducing broker and marketing affiliate to our Canadian operations. This business serves as a liaison between our customers in Hong Kong and Canada, providing Hong Kong residents with access to all U.S. and Canadian exchange-listed securities.

Mutual Funds

      United States. Through the TD Waterhouse Mutual Fund Network, we currently offer our U.S. customers access to over 10,500 mutual funds from over 525 fund families, including over 1,475 no-fee, no-load mutual funds in over 230 fund families which customers can trade with no transaction fees (“NTF”), which are part of our NTF program. Under our NTF program, we receive fees from the funds and fund sponsors for providing services for the TD Waterhouse Mutual Fund Network program, including record keeping and shareholder services. These fees are based upon balances of customer assets invested in the participating funds through us. For no-load funds which are not part of the NTF program, we currently charge our customers a flat fee per trade, regardless of the size of the transaction. Our broad mutual fund offerings

9

provide our customers with simplified record keeping and investment monitoring through the use of one consolidated statement. Customer assets held by us that have been purchased through the TD Waterhouse Mutual Fund Network, excluding our proprietary funds, totaled approximately $17 billion at October 31, 2000. This includes assets held in mutual funds in our NTF program were approximately $7.2 billion at October 31, 2000.

      Our proprietary funds include four taxable and two tax exempt money market funds and eight non-money market funds, all of which are advised by one of our subsidiaries. The eight non-money market funds, include six index funds and two actively managed funds. Customer assets invested in the TD Waterhouse proprietary funds totaled approximately $9 billion at October 31, 2000. Fees received by us from these proprietary funds for providing transfer agent services, shareholder services, administration and investment management are based upon daily balances of customer assets invested in these funds.

      Canada. We offer investors over 2,750 different mutual funds from approximately 80 fund families including 108 funds in the TD Mutual Fund family which are managed by our affiliate, TD Asset Management Inc. We receive customary trailer fees from the funds, including the funds managed by our affiliate, based upon balances of customer assets invested in the participating funds through us. We do not charge a commission on no-load funds and most load funds. We do charge a commission for certain load funds. There is a regular redemption fee for all load and no-load funds with the exception of the TD Mutual Fund Family. Customer assets held by us in mutual funds totaled approximately $7.6 billion at October 31, 2000, including approximately $4.4 billion of assets invested in the TD Mutual Fund Family.

      In addition, our team of mutual fund specialists provide our customers with important comparative information about the over 2,750 mutual funds we make available to our Canadian customers. Our TD Waterhouse FundSelect Internet tool allows our online customers to compare all the Canadian mutual funds available through us by key criteria.

      Under the TD Managed Assets Program, our mutual fund specialists assess the investment needs of customers and assist them in designing a portfolio made up of a selection of the mutual funds offered by us tailored to their investment objectives. Funds in the Managed Assets Program include both load funds and no-load funds, but are sold on a commission-free basis. The cost to our customers participating in this program is much lower than a traditional full-commission brokerage program for the benefits of having a portfolio manager determine the appropriate asset mix, select the funds in which to invest, monitor and rebalance the fund mix on a regular basis and provide a detailed performance report of the customer’s portfolio.

      Outside the U.S. and Canada. Customers of our Hong Kong operations have access to more than 200 Hong Kong registered mutual funds from 14 fund families.

Special Services

      In addition to the primary services offered to our customers, we seek to differentiate ourselves from other discount brokers and build long-term client relationships by providing additional services to meet specific needs and requirements of our customer base, including:

•	Customer Relationship Officers. Our staff of specially trained customer relationship officers assists our customers in developing asset allocation strategies and evaluating investment choices with the goal of enhancing customer awareness of their investment options and encouraging customers to consolidate their various investment assets at TD Waterhouse.

•	Services for Active Customers. In December 2000, we introduced TD Waterhouse Select in the U.S., our exclusive free service for active online investors. TD Waterhouse Select offers two levels of membership, Select and Select Plus, based on the number of settled trades each calendar quarter in a single account. Select members receive discounted commissions, real-time streaming quotes and an integrated Trading Cockpit(TM) that displays their account information and allows them to place orders. Select Plus members get all the benefits of Select plus NASDAQ Level II quotes, scrolling news headlines, and intra-day advanced charting.

In Canada, a select group of our most active investors may participate in our President’s Account program. Members of this program receive savings on commissions, reduced margin loan rates, premium rates on investment balances, free online connect time, free real-time quotes, free investment reports, access to online streaming quote and market depth data, priority telephone services, and an annual trading summary.

•	IPOs. Through an arrangement with Epoch Partners, we provide our qualified U.S. customers with online access through webBroker to initial public offerings that Epoch underwrites.

•	Multi-Lingual Services. Through selected branch offices and service centers in our major markets, we provide brokerage services and access to all our products and services to customers whose primary language is French, Spanish, Mandarin, Cantonese and certain other Asian languages.

•	Investment Guidance. Through selected branch offices, we provide our customers with guidance regarding fixed income investing and assistance selecting among a full-range of mutual funds and money market investments.

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

      This division of our business has its own sales force and marketing strategy. Specialized technology, including proprietary software and data translation interfaces, is provided to all advisors. An experienced relationship manager is assigned to each advisory firm. A range of products and services which have been individualized to meet the needs of financial advisors are available, including block trading and trade allocation, processing management fees payable to advisors, free investment research, online trading, downloads of client account information and consolidated monthly statements of client accounts. In addition, Internet trading and account management services are available to our investment advisor clients through our proprietary technology. This division now serves approximately 3,000 investment advisors who manage total customer assets through accounts with us of over $14 billion.

      Through the TD Waterhouse referral program, AdvisorDirect, we provide qualified customers with referrals to registered investment advisors meeting certain minimum requirements, including registration with the SEC. In order to qualify for this referral service, our customers must have a portfolio with a balance of at least $100,000. While benefiting our retail customers, this program also benefits our investment advisor clients by providing participating registered investment advisors access to our U.S. customer base of over 2.1 million active customer accounts. We do not pay to or receive from the registered investment advisors any fees or compensation for participation in the TD Waterhouse referral program.

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

      By leveraging our investment in technology, economies of scale and management expertise, we can offer investment counselors quality administration services at a competitive price. Investment counselors manage private client accounts under our product label. Trade commissions on the accounts are paid to us, and we assume responsibility for account opening, trading, credit and regulatory compliance. As of October 31, 2000, we serviced 125 investment counselor firms and had approximately 16,000 accounts and $1.6 billion of assets under administration.

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

Cash Management Services

      United States. Our customers in the U.S. can choose to have cash balances in their accounts automatically swept, on a daily basis, into any of a selection of money market funds or an FDIC-insured money market deposit account offered through TD Waterhouse Bank, N.A., our affiliate. On certain existing brokerage accounts, we pay interest on cash balances. Our customers with online accounts are required to establish an Investors Money Management (“IMM”) account. Customers with IMM accounts may access available funds in their accounts either with a personal check or a VISA® CheckCard. When a customer with an IMM account is approved for margin trading, the checks and CheckCard also provide access to margin cash available. Other services available to our customers to help them manage their finances and investments include direct deposits into their brokerage account, automated transfers from their bank to brokerage account, periodic investing whereby customers can add to a mutual fund position each month or quarter, dividend reinvestment and electronic bill payment which permits customers to pay bills by touch-tone telephone. In addition, through TransferDirect, investors may electronically transfer funds from an outside bank checking or savings account into their TD Waterhouse brokerage account.

      Canada. We pay interest at competitive rates on all cash balances in the brokerage accounts of our Canadian customers, including all cash dividends and interest earned on investments. We offer an automatic deposit service to a TD Bank account. Customers may elect to have interest and dividend income in both U.S. and Canadian funds automatically deposited to a TD Waterhouse Income Generation Account. Our customers may also access funds in their brokerage account through checking, ATM account access and electronic funds transfer, which are provided through TD Bank. Other services available to our customers include monthly investments in mutual funds with automatic withdrawals from the customer’s brokerage account or bank account.

Investor Information Services

      We provide a broad spectrum of free investment information and research tools to our active customer base in order to help the self-directed investor with his or her investment decisions. These include printed research materials, such as Standard & Poors’s research reports, as well as quote information, charts of stock prices, portfolio tracking, stock and mutual fund performance and screening tools and links to significant Internet financial services web sites. We also provide our customers with information and research online. Our partnership with leading content providers gives our online customers access to a broad range of financial information and facilitates their ability to make informed investment decisions. In the United States, Canada and Australia, in addition to the delayed quotes, charts, and personal portfolio tracker which are freely available to anyone who visits our web site, we provide our webBroker customers with access to research, financial data and news to assist them in making investment decisions.

Retail Banking Products and Services

      United States. We offer our customers related financial products and services provided by our affiliate, TD Waterhouse Bank, N.A. In addition to the FDIC-insured money market sweep account offered through our retail brokerage business, the products and services of TD Waterhouse Bank, N.A. include interest-bearing checking accounts, fixed term certificates of deposits, Visa and MasterCard credit cards, electronic bill payment via touch-tone telephone, and unsecured lines of credit. In addition, customers can utilize TD Waterhouse Bank, N.A.’s webBanking service to perform certain banking transactions online. Customers can access their brokerage account through a TD Waterhouse Investors Money Management Account. In addition, customers with a TD Waterhouse brokerage account and a TD Waterhouse Bank, N.A. checking account may transfer funds online or by telephone between such accounts through our Funds Transfer Link program. Customers enrolled in our Funds Transfer Link program also have access to a consolidated financial summary, which lets them view their TD Waterhouse bank and brokerage balances on one screen. The products of TD Waterhouse Bank, N.A. have been designed to assist our customers in managing their investments and personal finances. In connection with the reorganization, we have entered into agreements with TD Waterhouse Bank, N.A. with respect to marketing, distribution and management support.

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

Insurance Products

      We provide our Canadian customers with access to insurance professionals who can offer travel, home, auto and life insurance. Life insurance is offered by agents of Toronto Dominion Life Insurance Company. Travel insurance is provided under a group insurance contract we hold for our customers. Home and auto insurance products are offered to our clients through Vector Intermediaries Inc., an unaffiliated insurance broker. In May 2000, we announced an alliance with HealthAxis.com, in which we intend to establish a co-branded web site where our U.S. customers will have access to a full range of health insurance products online.

Customer Financing

      We conduct securities transactions for our customers on either a cash or margin basis. In an account authorized for margin trading, we may lend our customers a portion of the market value of certain securities up to the limit imposed by applicable authorities, which for all equity securities is initially 50%. Thereafter, the minimum percentage of collateral values required decreases to a lower percentage level. As a matter of policy, we generally require our customers to maintain higher percentages of collateral values than the minimum percentages required under these regulations. In specific situations involving stocks that are exhibiting a high degree of volatility, we may elect to increase the required collateral value percentage even higher or prohibit customers from buying shares of those stocks on margin at all. Margin loans are collateralized by the securities in the customer’s account.

      Interest on margin loans to customers provides an important source of our revenue. During fiscal 2000, outstanding margin loans to customers averaged approximately $7.2 billion to the customers of our U.S. operations and approximately $1.3 million to the customers of our Canadian operations and were approxi-

mately $6.4 billion and $1.6 million, respectively, at October 31, 2000. In permitting a customer to engage in margin or short sale transactions, we face credit risk if the customer fails to meet his or her obligations in the event of adverse changes in the market value of the securities positions in his or her account. In the event of such an adverse change, we require our customers to deposit additional securities or cash, so that the amount of the customer’s obligation is not greater than specified percentages of the cash and market values of the securities in the account.

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

      Through our web sites, prospective customers can get detailed information on our products and services, access account applications, view an online demonstration and request additional information. We have alliances linking webBroker with several internet service providers, portals and online content providers. We believe these links are a significant factor in increasing brand awareness and generating leads, as consumers increasingly look to the Internet as a key source of information and commercial activity.

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

      In Canada, our marketing strategy also focuses on leveraging the over 1,350 TD Bank retail outlets. Personal bankers at these branches are trained to assist in account acquisition and to cross-sell our products and services. In Canada, we are also active in providing investment seminars across the country to assist customers in learning about our products and services as well as assisting in their investment decisions. We do community oriented advertising for our Asian language and French communities. We also participate in financial trade shows, which we believe are important in creating branch awareness.

      To establish and build brand awareness of TD Waterhouse in North America and around the world, we are pursuing a multi-faceted marketing and advertising campaign. Our advertising and marketing costs per new account were approximately $109 in fiscal 2000 and $133 in the fourth quarter of fiscal 2000, which we believe are significantly lower than a number of our primary competitors.

Alliances

      We have developed alliances with various strategic partners to increase account development and expand distribution. Such providers include Microsoft, Yahoo!, Aether Systems, @Home Canada, Excite@Home, AT&T, Sprint, Verizon, Nextel, Cable & Wireless HKT Mobile Services, Metamarkets.com, Money.net and Netzee. These partners attract significant numbers of users, and our relationships with them give us access to expanded market opportunities.

Clearing Operations

      We perform clearing services for all securities transactions in our customer accounts. These services involve issuing trade confirmations, statements, settling and transferring payment for securities on the settlement date, providing custodial services for securities and cash held in the customers’ accounts and similar functions involved in all securities trading transactions. In the U.S., our clearing services are performed by National Investor Services Corp.

      We also provide clearing services for over 30 other unaffiliated broker-dealers (referred to as “introducing brokers”) in the U.S. and Canada representing approximately $4.5 billion in assets at October 31, 2000. As part of our clearing services for third parties, we maintain certain books and records for the introducing brokers, hold securities and free cash balances of the introducing brokers’ customers, execute and settle trades for those customers and, when appropriate, extend margin loans to those customers. These clearing operations have generated additional revenues as well as contributed to increased operating margins.

      The vast majority of our customer transactions are cleared through the facilities of the National Securities Clearing Corporation or the Options Clearing Corporation for our U.S. clearing operations, and through the facilities of the Canadian Depository for Securities, the Canadian Derivative Clearing Corp. and the Mutual Fund Clearing & Settlement Service for our Canadian clearing transactions. Certain other transactions, such as mutual fund transactions and transactions in securities not eligible for settlement through a clearing entity, are settled directly with the mutual funds or other financial institutions or through agents in those markets.

      Our U.K. and Australia operations also perform similar services for all securities in their customer accounts. Our Australian subsidiary clears its customers’ trades in U.S. securities through our U.S. clearing operations. Our Australian subsidiary also provide execution and clearing services to several local brokerage firms in connection with options trading. Our Hong Kong subsidiary clears its customers’ trades in U.S. and Canadian exchange-listed securities through our Canadian clearing operations. Our Hong Kong subsidiary clears its customers’ trades in Hong Kong exchange-listed securities through the Hong Kong Securities Clearing Company Limited.

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

Competition

      United States. All aspects of our business are highly competitive. We compete directly with a broad range of companies seeking to attract consumer financial assets, including full-commission brokers, other discount brokerage firms, mutual fund companies, investment banking firms, commercial and savings banks, insurance companies and others. The financial services industry has become considerably more concentrated as numerous securities firms have been acquired by or merged into other firms. Some of these competitors have greater financial resources than we do and offer certain additional financial products and services. In addition, we expect competition from domestic and international commercial banks to increase as a result of legislative and regulatory initiatives in the U.S. (including the passage of the Gramm-Leach-Bliley Act) to remove or relieve certain restrictions on mergers between commercial banks and other types of financial services providers. We primarily compete with these firms on the basis of quality of customer service, breadth of products and services offered, prices, accessibility through delivery channels, and technological innovation and expertise.

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

      Canada. In contrast to the U.S. market, market share in Canada is concentrated amongst a limited number of institutions. We believe our client base as measured by the total number of accounts represents approximately 38% of the total discount brokerage market.

      Given the perceived attractiveness of the wealth management market segment and the enhanced profile of discount brokerage over the past several years, competition continues to be intense. In addition to the various bank or trust owned discount brokers, several dedicated operators have recently entered the Canadian market. These include E*Trade Canada and Charles Schwab Canada. We also expect that a number of mutual fund and insurance companies will enter the discount brokerage market in the near future. Many of these competitors have adopted aggressive pricing as their primary strategy to obtain market share.

      Outside the U.S. and Canada. The discount brokerage market in Australia is still developing. Our competitors in Australia include Commonwealth Securities Ltd., which is a bank-owned discount broker, E*Trade and Charles Schwab. Currently we are one of the largest discount brokers in Australia, based on trading volume. The discount brokerage market in the United Kingdom is relatively underdeveloped and very fragmented. We are currently the largest discount broker in the United Kingdom based on trading volume and we are continuing to expand our U.K. operations. In Hong Kong, local securities brokerage firms are venturing into the internet-based trading market, which is currently relatively fragmented and highly competitive. We are the first major discount brokerage to have a presence in Hong Kong.

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

      Our Hong Kong brokerage subsidiary operates in Hong Kong as an introducing broker and marketing affiliate of our Canadian brokerage operations. This subsidiary is regulated by the Securities and Futures Commission of Hong Kong. Our other Hong Kong brokerage subsidiaries are registered as securities dealers with the Securities and Futures Commission of Hong Kong and one of these subsidiaries is a participant of the Stock Exchange of Hong Kong Ltd.

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

      The NYSE monitors the application of the net capital rule to our U.S. brokerage and clearing subsidiaries. The net capital rule, which specifies a minimum net capital requirement for registered broker-dealers, is designed to measure the general financial integrity and liquidity of a broker-dealer and requires that at least a minimum part of its assets be kept in relatively liquid form. TD Waterhouse Investor Services, Inc., our U.S. brokerage subsidiary, computes net capital under the basic method, which requires minimum net capital equal to the greater of $250,000 or 6 2/3% of aggregate indebtedness. In addition, it may not permit its aggregate indebtedness to all other persons to exceed 1,500 percent of its net capital. National Investor Services Corp., our U.S. clearing subsidiary, computes net capital under the alternative method, which requires minimum net capital equal to the greater of $250,000 or 2% of aggregate debit items arising from customer transactions. A broker-dealer may be required to reduce its business if its net capital is less than 4% of aggregate debit balances and may also be prohibited from expanding its business or paying cash dividends if resulting net capital would be less than 5% of aggregate debit balances (accounts due from customers). In addition, the net capital rule does not allow withdrawal of subordinated capital if net capital would be less than 5% of such debit balances. At October 31, 2000, our U.S. brokerage and clearing subsidiaries had net capital of approximately $10.1 million and $806.3 million, respectively, which exceeded their minimum net capital requirements by $5.4 million and $672.8 million, respectively.

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

      Outside the U.S. and Canada.

      Our U.K., Hong Kong and Australia operations are all subject to regulatory minimum capital requirements. At October 31, 2000, each of these operations was in compliance with their respective minimum capital requirements.

Employees

      At October 31, 2000, on a full-time equivalent basis, we employed 8,298 persons. A total of 4,719 of these employees are based in the U.S. and 2,408 are based in Canada. Our Australia operations employed 166 persons, our U.K. operations employed 937 persons and our Hong Kong operations employed 68 persons. None of our employees is subject to a collective bargaining agreement. We believe that our relations with our employees are good.

Executive Officers of the Registrant

      We have set forth below certain information for each person who serves as an Executive Officer of TD Waterhouse.

Name	Age	Position

Stephen D. McDonald	44	Chief Executive Officer and Deputy Chairman

Frank J. Petrilli	50	President and Chief Operating Officer

John G. See	43	Vice Chairman

Bharat B. Masrani	44	Vice Chairman

Richard J. Rzasa	41	Vice Chairman and Chief Information Officer

Joseph N. Barra	41	Executive Vice President

A. Wayne Kyle	52	Executive Vice President, Human Resources

Randall M. Miller	41	Executive Vice President and Chief Marketing Officer

Richard H. Neiman	50	Executive Vice President, General Counsel and Secretary

Gerard J. O’Mahoney	46	Executive Vice President

B. Kevin Sterns	54	Executive Vice President and Chief Financial Officer

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

      John G. See serves as Vice Chairman, TD Waterhouse. Mr. See is also the President and Chief Executive Officer of TD Waterhouse Investor Services (Canada), Inc. From 1995 to 1999, Mr. See served as President and Chief Operating Officer of TD Waterhouse Investor Services (Canada), Inc., formerly, Green Line Investor Services, Inc. and since 1995 as Senior Vice President, TD Bank Financial Group. Mr. See joined TD Bank in 1981 and since then has held various positions of increasing responsibility in the Corporate and Investment Banking Group in Houston, New York and London.

      Bharat B. Masrani serves as Vice Chairman, TD Waterhouse, with responsibility for all areas of brokerage operations in the UK and Europe. Prior to becoming a Vice Chairman, Mr. Masrani served as an Executive Vice President of TD Waterhouse. Since 1997 until the date of the reorganization, Mr. Masrani served as Senior Vice President, Corporate Banking (London, England). Mr. Masrani joined TD Bank Financial Group in 1987 and since then has held various positions including Vice President, Corporate Banking (London, England) and Vice President, Corporate Banking (Bombay, India).

      Richard J. Rzasa serves as Vice Chairman and Chief Information Officer, TD Waterhouse. Prior to becoming a Vice Chairman, Mr. Rzasa served as an Executive Vice President of TD Waterhouse. From 1985 until September 1999, Mr. Rzasa held various positions at Lehman Brothers and most recently served as a Senior Vice President of Technology.

      Joseph N. Barra serves as Executive Vice President, TD Waterhouse, with responsibility for all areas of our brokerage operations in the U.S. In January 2001, Mr. Barra became President of TD Waterhouse Investor Services, Inc. Since January 1997, Mr. Barra has also served as President of our subsidiary, National

Investor Services Corp. and Chief Executive Officer since March 1998. Mr. Barra joined TD Waterhouse Holdings, Inc. in 1996 as President of the clearing division of Waterhouse Securities. Prior to joining TD Waterhouse Holdings, Inc., Mr. Barra was Executive Cashier and Vice President of National Financial Services Corporation, a wholly owned subsidiary of Fidelity Investments.

      A. Wayne Kyle serves as Executive Vice President, Human Resources, TD Waterhouse. Since 1996, Mr. Kyle has served as Executive Vice President, Human Resources, TD Waterhouse Holdings, Inc. Mr. Kyle joined TD Bank in 1971 and since then has held various positions including Vice President, Human Resources, Investor Services Division, TD Bank Financial Group.

      Randall M. Miller serves as Executive Vice President and Chief Marketing Officer, TD Waterhouse. Since February 1994 until the date of the reorganization, Mr. Miller has served as a Senior Vice President and Executive Vice President of TD Waterhouse Investor Services, Inc.

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

The Reorganization

      In connection with the initial public offerings of our common stock on June 23, 1999, TD Bank reorganized its worldwide discount brokerage operations so that they would be consolidated into our company and our subsidiaries. This reorganization included the following steps:

•	TD Waterhouse Holdings, Inc., formerly Waterhouse Investor Services, Inc., which prior to the reorganization served as the U.S. holding company for TD Bank’s U.S. discount brokerage operations, converted the shares of common stock it held in one of its wholly-owned registered broker-dealer subsidiaries into shares of new common stock and preferred stock. The preferred stock is redeemable at any time, in whole or in part, at the issuer’s option for an aggregate redemption price of $237 million, pays dividends semi-annually at a variable rate based on six month London interbank offered rates, and has no fixed maturity. TD Waterhouse Holdings, Inc. contributed all of the common stock of its registered broker-dealer subsidiaries as well as all of the common stock of certain of its other U.S. subsidiaries to us. A portion of the proceeds from the initial public offerings was used to fund the redemption of $236.9 million of the preferred stock in July 1999. TD Waterhouse Holdings retained the outstanding shares of preferred stock of the broker-dealer subsidiary.

•	TD Bank transferred its Canadian discount brokerage business and brokerage clearing business to our newly-formed Canadian subsidiary, TD Waterhouse Investor Services (Canada) Inc. (“TDW Canada”). In exchange, the following were issued to TD Bank:

—	a series of 36 million exchangeable preference shares of our subsidiary, TDW Canada; and

—	promissory notes of TDW Canada totaling approximately $45 million.

      A portion of the proceeds of the initial public offerings was used to repay these promissory notes. The exchangeable preference shares are exchangeable at any time at TD Bank’s option for an equivalent number of shares of our common stock, and have dividend rights equal to the equivalent number of shares of our common stock. As part of the transfer, TDW Canada assumed all past liabilities of these businesses and each of TD Bank and TDW Canada indemnified the other and its relevant subsidiaries, and its respective directors, officers, agents and employees, against all past, present and future liabilities related to the transferred and retained businesses.

•	TD Waterhouse Holdings, Inc. was issued one special voting preferred share of the Company. The special voting preferred share has voting rights equal to the number of shares of our common stock into which the exchangeable preference shares may be exchanged, and will be cancelled when the exchangeable preference shares are no longer outstanding.

•	TD Bank transferred ownership of its United Kingdom, Australia and Hong Kong discount broker subsidiaries to us in exchange for shares of our common stock and promissory notes totaling $27 million. A portion of the proceeds of the initial public offerings was used to repay these promissory notes.

•	We entered into a master services agreement with TD Bank pursuant to which certain services are made available to us and we make certain services available to TD Bank.

      In order to transfer its Canadian discount brokerage business and brokerage clearing business to us, TD Bank entered into transfer and assumption agreements with TDW Canada, which in general provided for the transfer of assets used exclusively in the transferred businesses. The assets were transferred to TDW Canada immediately prior to the completion of the initial public offerings.

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

Risk Factors

      An investment in our company involves certain risks, including those described below. There may be additional risks that we do not currently know of or that we currently deem immaterial based on the information available to us. Our business, financial condition or results of operations could be materially adversely affected by any of these risks, potentially resulting in a decline in the trading price of our common stock.

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

Our Business Could Be Harmed by Market Volatility, Declines in General Economic Conditions and Other Securities Industry Risks

      Our revenues are derived primarily from securities brokerage and related services, and we expect this business to continue to account for a significant amount of our revenues. We, like other securities firms, are directly affected by economic and political conditions, broad trends in business and finance and changes in the conditions of the securities markets in which our customers trade. Over the past several years the securities markets in the U.S. and Canada (which are the principal trading markets for most of our customers) have fluctuated considerably and during the second half of the year 2000, experienced significant declines in market price levels and trading volume. The declines in the trading prices of many technology and Internet related stocks were particularly sharp. These declines affected our revenues and net income. A further and sustained downturn in the stock markets could materially adversely affect investor interest in buying and trading securities and accordingly, adversely affect our business. A significant downturn in the markets for technology and Internet-related stocks would have an even greater effect on us because a substantial portion of our customers invest in these types of stocks. In previous major stock market declines, the level of individual investor trading activity decreased after these events. When trading volume is low, our profitability would likely be adversely affected because a significant portion of our costs do not vary with revenue. For these reasons, severe market fluctuations could have a material adverse effect on our business, financial condition and operating results. A significant decline in general economic conditions could also cause our customers to reduce their trading activities and the level of invested assets they maintain with us, and might also cause an increase in delinquencies and defaults in margin loans that we extend to our customers. Some of our competitors with more diversified business lines might withstand such a downturn in the securities industry better than we would. See “— We Face Substantial Competition Which Could Reduce Our Market Share and Harm Our Financial Performance.”

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

      We also encounter competition from established full commission brokerage firms whose pricing and Internet strategies are continuing to evolve and who could elect to market the same types of services that we offer. Currently, several large U.S. brokerage firms offer discounted online brokerage services to their customers and others have announced plans to introduce similar services. In addition, we compete with financial institutions, mutual fund sponsors and other organizations, some of which provide (or may in the future provide) electronic and other discount brokerage services.

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

We May be Unable to Manage Effectively Our Rapid Growth

      Our rapid growth has placed significant demands on our management and other resources and is likely to continue. To manage the growth of our business, we will need to attract, hire and retain highly skilled and motivated officers and employees. In particular, we may need to hire a significant number of account representatives and other customer service personnel to support the expansion of our service centers. In addition, most of our competitors are facing similar staffing shortages, making the competition for qualified employees particularly strong. We will also need to improve existing systems and/or implement new systems for transaction processing, operational and financial management and training, integrating and managing our growing employee base. We cannot assure you that we will be able to attract the employees or conduct the system improvements necessary to manage this growth effectively or that we will be able to achieve the rate of growth we have experienced in the past.

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

Losses Due to Customer Defaults and Fraud Could Have an Adverse Effect on Our Business

      Extending credit to our customers involves certain risks. We allow certain of our customers to purchase securities on margin. We also allow customers, subject to certain internal approval requirements, to place trades up to specified limits without first depositing any money into their accounts. We generally are obligated to settle trades with the other party even if our customer fails to meet his or her obligations to us. This risk is especially great when the market is declining rapidly and the value of the collateral we hold, if any, could fall below the amount of our customer’s obligations to us for that trade. Under applicable regulations and our internal policies, any time we extend credit to a customer to purchase securities, we must require the customer to maintain a minimum cash or securities deposit level in his or her account. We run the risk of loss if there are sharp changes in the market values of securities pledged to us and our customers fail to honor their commitments to supply additional cash collateral.

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

Control By TD Bank Could Prevent a Change of Control of Our Company and May Affect the Market Price of Our Common Stock

      Currently, TD Bank beneficially owns approximately 88.6% of our common stock, including shares issuable upon exchange of certain exchangeable preference shares issued to TD Bank. Accordingly, for as long as TD Bank continues to beneficially own more than 50% of our common stock, TD Bank will be able to elect our entire board of directors, control all matters that require a stockholder vote (such as mergers, acquisitions and other business combinations) and exercise a significant amount of influence over our management and operations. This concentration of ownership could have the effect of preventing us from undergoing a change of control in the future and might affect the market price of our common stock.

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

      As part of the reorganization in 1999, TD Bank contributed all of its worldwide discount brokerage operations to us. TD Bank does not currently have any plans to form or acquire any other discount brokerage operations, other than through us. However, TD Bank, through its TD Evergreen Investment Services division, is currently engaged in the full-service brokerage and related investment service business, and TD Bank, directly and through its subsidiaries, is engaged in the investment banking business. TD Bank is not restricted from competing with us and we cannot assure you that TD Bank will not expand its operations in ways that would result in direct or indirect competition with us. It is also possible that changes in the markets in which we operate may in the future result in us competing directly or indirectly with TD Bank and its other subsidiaries.

Item 2.  Properties

      Our corporate headquarters are located at 100 Wall Street, New York, New York. This office consists of approximately 119,500 square feet under a lease which expires as to approximately 55,000 square feet in 2002 and the remaining square feet in 2006. We also lease approximately 65,000 square feet of space at 55 Water Street, New York, New York for our clearing operations under a lease that expires in 2006. In addition, we lease approximately 1,643,000 square feet worldwide for our other branches and offices under various leases, the majority of which expire on dates through 2006.

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

Item 4.  Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of the Company’s security holders during the fourth quarter of fiscal 2000.

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

	Price of Common Stock

	High	Low

Fourth Quarter Fiscal 2000	$20.75	$15.125

Third Quarter Fiscal 2000	$20.625	$15.0625

Second Quarter Fiscal 2000	$25.6875	$13.375

First Quarter Fiscal 2000	$20.375	$12.75

Fourth Quarter Fiscal 1999	$17.50	$11.4375

June 23, 1999-July 31, 1999	$26.125	$17.375

      The closing sale price of the Company’s Common Stock as reported on the New York Stock Exchange on January 19, 2001 was $15.375 per share. As of January 19, 2001, there were 233 holders of record of the Company’s Common Stock based on information provided by our transfer agent. The number of stockholders does not reflect the actual number of individual or institutional stockholders of the Company because certain shares are held in the name of nominees.

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

Item 6.  Selected Financial Data

TD WATERHOUSE GROUP, INC.

SUMMARY FINANCIAL RESULTS

YEAR ENDED OCTOBER 31

	2000	1999
			1998	1997	1996
			Historical	Historical	Pro Forma
	Consolidated	Consolidated	Combined	Combined	Combined(1)

	(in thousands of dollars, except share and per share amounts)

Statement of income data

Revenues:

Commissions and fees	$1,004,508	$633,530	$409,432	$313,572	$270,505

Mutual fund and related revenue	148,316	98,414	59,022	35,762	23,515

Net interest revenue	351,077	186,834	117,733	68,874	53,085

Other	71,514	41,339	28,274	28,424	23,681

Total revenues	1,575,415	960,117	614,461	446,632	370,786

Expenses:

Employee compensation and benefits	424,617	277,602	183,377	138,261	107,137

Execution and clearing costs	168,188	133,443	95,523	63,316	47,510

Occupancy and equipment	130,115	80,010	56,596	43,485	44,413

Advertising and marketing	110,761	62,761	33,184	18,511	14,439

Communications	62,724	41,100	30,809	22,981	19,154

Amortization of goodwill	43,560	37,390	33,000	21,630	21,121

Professional fees	47,285	24,519	15,350	14,871	15,034

Other	206,597	120,754	63,144	44,956	34,311

Total expenses	1,193,847	777,579	510,983	368,011	303,119

Income before income taxes	381,568	182,538	103,478	78,621	67,667

Income tax provision	171,252	85,192	54,765	42,416	41,363

Net income	$210,316	$97,346	$48,713	$36,205	$26,304

Basic earnings per share	$0.56	$0.28	$0.15

Diluted earnings per share	$0.55	$0.28	$0.15

Shares used to compute basic per share data(2)	378,942,208	348,509,453	333,000,000

Shares used to compute diluted per share data(2)	379,155,143	348,509,453	333,000,000

[Additional columns below]

[Continued from above table, first column(s) repeated]

	1995		1994

	Canada	U.S.	Canada	U.S.

	(in thousands of dollars, except share and per share amounts)

Statement of income data

Revenues:

Commissions and fees	$64,833	$113,881	$77,398	$83,917

Mutual fund and related revenue	5,831	9,286	—	6,018

Net interest revenue	28,660	18,888	26,604	13,056

Other	14,493	1,375	9,863	1,603

Total revenues	113,817	143,430	113,865	104,594

Expenses:

Employee compensation and benefits	31,414	43,259	35,136	32,272

Execution and clearing costs	17,219	14,989	18,312	11,983

Occupancy and equipment	10,221	12,992	8,555	10,223

Advertising and marketing	3,572	9,441	3,120	4,677

Communications	6,718	6,032	7,330	4,189

Amortization of goodwill	1,623	—	1,638	—

Professional fees	5,799	4,095	4,172	2,480

Other	11,313	13,969	15,219	9,477

Total expenses	87,879	104,777	93,482	75,301

Income before income taxes	25,938	38,653	20,383	29,293

Income tax provision	12,127	15,228	9,689	11,731

Net income	$13,811	$23,425	$10,694	$17,562

Basic earnings per share

Diluted earnings per share

Shares used to compute basic per share data(2)

Shares used to compute diluted per share data(2)

	2000	1999
			1998	1997	1996
			Historical	Historical	Pro Forma
	Consolidated	Consolidated	Combined	Combined	Combined(1)

	(in thousands)

Statement of financial condition

Cash and cash equivalents	$859,579	$569,181	$522,029	$291,511	$246,097

Securities owned, at market value	138,515	342,042	76,279	66,549	67,857

Receivables from customers	7,978,551	5,868,804	2,556,182	1,757,019	962,551

Total assets	10,989,317	8,591,816	4,298,736	2,946,594	1,969,007

Securities loaned	4,111,677	3,962,958	1,033,964	916,700	403,765

Payable to customers	2,849,485	2,016,535	1,947,430	1,190,480	764,457

Equity	2,223,923	1,952,120	995,135	619,519	535,795

[Additional columns below]

[Continued from above table, first column(s) repeated]

	1995		1994

	Canada	U.S.	Canada	U.S.

	(in thousands)

Statement of financial condition

Cash and cash equivalents	$42,441	$14,553	$43,484	$9,806

Securities owned, at market value	26,912	1,450	28,965	—

Receivables from customers	339,239	415,885	326,984	285,165

Total assets	696,025	457,107	674,431	322,932

Securities loaned	72,639	—	74,689	—

Payable to customers	496,387	121,632	436,537	96,992

Equity	51,836	55,054	36,827	42,556

(1)	The pro forma combined statement of income data for the year ended October 31, 1996 has been prepared to give effect to the acquisition of the Waterhouse Securities Group on October 31, 1996, as if the acquisition had occurred on November 1, 1995. The pro forma adjustment represents the amortization of goodwill for the year ended October 31, 1996 in the amount of $19,488 related to the acquisition of the Waterhouse Securities Group. There were no other pro forma adjustments.

(2)	Shares used to compute pro forma per share data for the year ended October 31, 1998 represent common stock outstanding immediately after the reorganization described elsewhere in this report but before the offerings. The shares include 36,000,000 shares of common stock issuable on the exchange of the exchangeable preference shares of our Canadian subsidiary issued to TD Bank in the reorganization.

TD WATERHOUSE GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis of the financial condition and results of operations of TD Waterhouse Group, Inc. (the “Company”) is based on the consolidated results of our U.S. and international businesses. A more detailed discussion of the accounting principles used to consolidate the assets, liabilities and results of operations of the businesses and the specific entities included in the consolidation is set forth in Notes 1, 2 and 3 to our consolidated financial statements, on pages 53 to 56 of this report.

Overview

      We are one of the largest online financial services providers in the world. We offer investors a broad range of brokerage, mutual fund, banking and other consumer financial products on an integrated basis through 231 branches in the U.S., Canada, the U.K., Australia, and Hong Kong. In fiscal year 2000, we also formed joint ventures with partners in India and Japan to provide those countries with online financial services. Our common stock trades on the New York and Toronto stock exchanges. Our principal stockholder is TD Bank, one of Canada’s largest financial institutions.

Revenues

      Commissions and fees, which account for the majority of total revenues, include commissions earned for executing customer trades; payments received by us from market-makers, exchanges and other execution agents for order flow; and fees for providing trade execution and clearance services to financial institutions in the U.S. and Canada. Commissions and fees are primarily affected by changes in transaction volumes and changes in the commission or fee rates charged per transaction. Commissions, which account for more than 92% of commissions and transaction fees, fluctuate based on the number of active customer accounts, the average number of trades per account and the average commission per revenue trade. Active customer accounts have grown 43%, to 3.11 million as at October 31, 2000, from 2.17 million as at October 31, 1999, which was up 35% from 1.61 million as at October 31, 1998. We define active accounts as accounts that had purchase, sale or other activity, or a balance, during the previous calendar quarter. The growth in trading volumes in the U.S. and major global equities markets, along with the migration of customers to the online channel, resulted in a 25% increase in the average number of trades per active account for fiscal 2000 over fiscal 1999, which had grown by 30% over fiscal 1998. The effect of such increases has been partially offset by a decrease in the average commission per revenue trade, to approximately $21 per trade in fiscal 2000, down 10% from approximately $23 per trade in fiscal 1999, which was down 20% from approximately $29 per trade in fiscal 1998. This has been due primarily to the introduction of our online trading products in the U.S. in early 1997, which provided customers using our online services with discounts from our standard commission schedule. Customer use of online trading has steadily increased to 73% of trades conducted during fiscal 2000, up from 62% for fiscal 1999, which was up from 45% for fiscal 1998. We use other broker-dealers to execute our customers’ orders, and receive revenue from these broker-dealers for this order flow. Payments for order flow have not increased commensurate with increases in trading volumes, as a result of changes in regulations and market conventions that caused market-makers and execution agents to change their payment policies for order flow by reducing the payment per trade and by limiting the types of trades on which payments are made. Order flow revenue has been consistently less than 4% of total revenue for the periods discussed herein. Transaction fees for execution and clearing services have grown since 1996 due to the addition of new clients in the U.S. and Canada, and general increases in market volumes.

      Mutual fund and related revenue represents customary trailer fees from third-party and affiliated mutual funds in the U.S. and Canada and, in the U.S. only, fees for shareholder services, administration and investment management services provided to our proprietary money market and mutual funds. Such fees are based primarily upon the daily amount of customer assets invested in third-party mutual funds and upon the average daily net asset value of our proprietary money market and mutual funds. As of October 31, 2000, customers had invested $33.6 billion in mutual and money market funds through us, which represented an increase of 26% from the $26.7 billion customers had invested as of October 31 1999. The $26.7 billion invested at fiscal 1999 year end had increased 37% over the fund balances of $19.5 billion held as of October 31, 1998. Included in these balances was $7.2 billion in no-load, no-fee mutual funds sponsored by third parties, up 64% from the fiscal 1999 year-end balance of approximately $4.4 billion, which, in turn, was up 47% from the $3.0 billion invested as at October 31, 1998. Our proprietary money market and mutual funds had net assets valued at $9.0 billion at October 31, 2000 up 15% from the fiscal 1999 year-end balance of $7.8 billion, which had grown 100% from the $3.9 billion held as at October 31, 1998. Commissions relating to the purchase and sale of mutual funds are included in commissions and fees.

      We also receive fees for providing referral and administrative services to our affiliate, TD Waterhouse Bank, N.A. (“TDWB”), which are based on the daily cash balances our customers choose to sweep into a Federal Deposit Insurance Corporation (“FDIC”) insured money market account with TDWB. Customer balances invested that were swept into the FDIC-insured account totaled $4.9 billion as at October 31, 2000, which was an increase of 11% over the $4.4 billion held as at October 31, 1999. The $4.4 billion balance at fiscal 1999 year end represented an increase of 76% over the $2.5 billion invested as at October 31, 1998. In addition, we provide investment advisory services to TDWB with respect to TDWB’s fixed income portfolio, and receive a fee based on the market value of the assets under management. Fees related to services provided to TDWB are classified as mutual fund and related revenue.

      Net interest revenue is the difference between interest earned on our interest-earning assets (which primarily consist of margin loans to customers) and the interest expense associated with our interest-bearing liabilities (which include free credit balances in customers’ accounts, deposits received for stock loaned, and other borrowings). Net interest revenue is principally affected by changes in customer margin balances as well as the prevailing net interest spread. Net interest spread represents the difference between the rate we charge customers on margin loans (based on the broker call rate) and the rate we pay our customers (which is our lowest-cost source of funds) or the rate we pay our other creditors. In the U.S., securities regulations place limits on the amount of customer funds we can use to finance our business, while no such limitations exist in Canada. Accordingly, the net interest spread from our Canadian brokerage operations has exceeded that of our U.S. operations.

      Other revenue consists primarily of revenues derived from ancillary services such as floor brokerage and retirement account administration. Other revenue is also derived from foreign exchange transactions on customer investments in stocks traded on exchanges outside the customer’s home country, fees from affiliates, and gains on proprietary holdings of securities.

      Our primary markets are the U.S. and Canada, which accounted for 66% and 29%, respectively, of our fiscal 2000 consolidated revenues; 74% and 24%, respectively, of our consolidated revenues for fiscal 1999; and 69% and 29%, respectively, for fiscal 1998. At October 31, 2000, customers in the U.S. held approximately 2.6 million of our total customer accounts, and approximately 1.1 million were held by customers in Canada, rounded as reflected in the table below. The table below shows the growth in our business over the past three years in each of our operating regions:

Fiscal year ended October 31	2000	1999	1998

United States

Revenues (in thousands)	$1,040,688	$709,214	$423,789

Net Income before taxes and goodwill (in thousands)	$274,359	$167,863	$93,731

Total accounts	2,574,000	1,989,000	1,510,000

Average daily trades	142,000	88,000	42,200

Total customer assets (in billions)	$121.3	$96.6	$58.6

Fiscal year ended October 31	2000	1999	1998

Canada

Revenues (in thousands)	$453,932	$228,967	$180,051

Net income before taxes and goodwill (in thousands)	$177,270	$62,861	$47,252

Total accounts	1,055,000	700,000	593,000

Average daily trades	37,200	17,000	12,900

Total customer assets (in billions)	$34.6	$23.2	$16.1

Outside North America

Revenues (in thousands)	$80,795	$21,936	$10,621

Net income before taxes and goodwill (in thousands)	$(26,501)	$(10,796)	$(4,505)

Total accounts	752,000	272,000	199,000

Average daily trades	8,500	2,100	1,100

Total customer assets (in billions)	$3.0	$1.9	$1.2

Operating expenses

      Our largest operating expense is employee compensation and benefits, which includes salaries and wages, incentive compensation and related employee benefits, and taxes. We employ a small number of commissioned sales representatives; therefore, compensation and benefits do not vary directly with changes in commission revenue. Most associates do, however, receive annual incentive compensation based on the overall operating results of our operations in each geographical region as well as individual employee performance. Therefore, a significant portion of compensation and benefits expense will fluctuate based on our operating results. Prior to the beginning of the third fiscal quarter on May 1, 2000, compensation expense also reflected the change in intrinsic value of TD Bank stock options granted to our employees under TD Bank’s stock option plan. Effective May 1, 2000, certain holders signed legally binding waivers to forfeit their right to a shareless exercise as provided by the plan. As a result, no further expense will be recorded for the change in the intrinsic value of the stock options.

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

      Occupancy and equipment expense includes the costs of leasing and maintaining our office space and branch network, the lease and rental costs related to computers and other equipment, and depreciation and amortization expense associated with our fixed assets and leasehold improvements. Occupancy and equipment expense is affected primarily by increases in the number of branches and employees.

      Advertising and marketing includes media, print and direct mail advertising expenses and other costs incurred to create brand awareness, promote our product and service offerings, and introduce new products and services. Due to the rapid development of new products and services and increased competition, advertising and marketing expense has increased significantly from period to period. Management expects this trend to continue, as evidenced by our announcement of an expected $165 million branding and advertising campaign. As with other variable expenses, this expense will be managed to keep in step with revenue growth.

      Communications expense includes telephone expenses, which are generally affected by changes in customer transaction volumes and the increased use of electronic communications channels and online service offerings.

      We have been active in acquiring new businesses to rapidly expand our operations, including Marathon Brokerage in 1993, Waterhouse Securities Group in 1996, Pont Securities Limited in 1997 and Rivkin Croll Smith, Kennedy Cabot & Co., Jack White & Company and Gall & Eke in 1998. In the fiscal year 2000, we acquired YorkSHARE Limited in the U.K., CT Securities Inc. in Canada and Dealwise Limited in the U.K.

Goodwill relating to our major acquisitions is generally amortized over a period of 20 years from the date of acquisition.

      We also provided the initial funding of two joint ventures in Japan and India, which were completed in the second fiscal quarter, and began activity in the third quarter. The results of operations for these joint ventures with The Bank of Tokyo-Mitsubishi, Ltd., which provides access to the Japanese market, and with Tata Finance Limited, which provides access to the developing market in India, are reflected in other income and are accounted for under the equity method of accounting.

      Professional fees include fees paid to consultants engaged to support our product, service and systems development efforts, as well as legal and accounting fees. These expenses generally fluctuate with overall changes in the level of business activity.

      Other expenses consist of account administration costs such as statement production, and general administrative expenses and other costs including printing and supplies, along with fees paid to TD Bank’s branch network for their support and other costs, including postage. They also include expenses for trading errors and provisions against our margin loan portfolio.

      We are subject to income taxes in each country in which we operate. The difference between our effective tax rate and the U.S. statutory rate of 35% differs from period to period, but primarily results from state and local taxes in the U.S., provincial taxes in Canada and the effect of certain non-deductible expenses, most notably the amortization of goodwill.

Effect of Recent Market Conditions

      During our first two quarters of fiscal 2000, stock markets in the U.S. and Canada experienced a significant increase in market price levels and trading volume, which contributed to an increase in investor interest in buying and trading securities. During this period, we reached record levels of trading volume, revenues and net income. However, in the third and fourth quarters of fiscal 2000, market price levels and trading volume decreased considerably from their peak levels earlier in the year and the stock markets became increasingly volatile. Our revenues and net income were affected by this downturn. Although we achieved record results in the second half of the fiscal year when compared to historical corresponding periods, nevertheless, such results were lower than those achieved earlier in the year. We remained profitable by carefully managing our expenses, including customer acquisition costs, in response to these changing market conditions, which continued through the first quarter of our fiscal year 2001.

      We adjust our expenses to the extent possible in anticipation of and in response to such changes in financial market conditions and customer trading patterns. Certain of our expenses (including incentive compensation, portions of communications, and execution and clearing costs) vary directly with changes in financial performance or customer trading activity. Expenses relating to the level of temporary employees, contractors, overtime hours, professional services, and advertising and marketing are adjustable over the short term to help us achieve our financial objectives. Additionally, developmental spending (including branch openings, product and service rollouts, and certain information technology systems improvements) is generally discretionary and can be altered in response to market conditions. However, a significant portion of our expenses such as salaries and wages, occupancy and equipment, depreciation and amortization of goodwill do not vary directly, at least in the short term, with fluctuations in revenues or securities trading volumes. Also, we view our developmental spending as essential to our future growth, and therefore attempt to avoid major adjustments in such spending unless faced with a sustained slowdown in customer trading activity. Given the nature of our revenues and expenses, continued severe market fluctuations and decreased investor activity could have a material adverse effect on our business, financial condition and operating results in future periods. Our results for any interim period are not necessarily indicative of results for a full year.

Results of Operations

      The following table provides the statements of income data for the periods indicated as a percentage of total revenues:

Year ended October 31	2000	1999	1998

Revenues

Commissions and fees	63.8%	66.0%	66.6%

Mutual fund and related revenue	9.4	10.2	9.6

Net interest revenue	22.3	19.5	19.2

Other	4.5	4.3	4.6

Total revenues	100.0%	100.0%	100.0%

Expenses

Employee compensation and benefits	26.9%	28.9%	29.8%

Execution and clearing costs	10.7	13.9	15.5

Occupancy and equipment	8.3	8.3	9.2

Advertising and marketing	7.0	6.5	5.4

Communications	4.0	4.3	5.0

Amortization of goodwill	2.8	3.9	5.4

Professional fees	3.0	2.6	2.5

Other	13.1	12.6	10.3

Total expenses	75.8%	81.0%	83.1%

Income before income taxes	24.2%	19.0%	16.9%

Income tax provision	10.9	8.9	8.9

Net income	13.3%	10.1%	8.0%

Financial Overview

Years ended October 31, 2000, 1999 and 1998

2000 versus 1999

      Net income for the fiscal year ended October 31, 2000 set a new record at $210.3 million, up 116.0% from fiscal year 1999 net income of $97.3 million. Fiscal year 2000 revenues also set a new record at $1,575 million, up 64.1% from $960.1 million in fiscal year 1999. This was due primarily to a 58.6% increase in commissions and transaction fees, a 50.7% increase in mutual fund and related revenue, an 88.0% increase in net interest revenue and a 73.0% increase in other revenue.

      Total operating expenses during fiscal year 2000 were $1,194 million, up 53.5% from $777.6 million for fiscal year 1999. This increase resulted largely from a $147.0 million increase in compensation and benefits costs, which included the impact of almost 2,200 new associates to handle increased business volume, of whom more than 1,200 were dedicated to retail service. Increases were also experienced in volume-driven clearing costs ($34.7 million), occupancy and equipment in connection with the expanded staffing, branch expansion and infrastructure upgrades ($50.1 million), increased marketing and advertising expenses related to the national advertising and global branding campaigns ($48.0 million), and other expenses, including trading errors and margin loan portfolio provisions, and general and account administration costs ($85.8 million).

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

Commissions and fees

2000 versus 1999

      Commissions and fees were $1,005 million for the fiscal year ended October 31, 2000, up $371.0 million, or 58.6%, from fiscal year 1999. The total number of trades executed increased 77.3% as our customer account base grew, and our online offering increased in popularity. Average commission per revenue trade decreased 10.2% to approximately $21 due to the expanding popularity of our online brokerage services, which are offered at a lower price than traditional agent-based trading. For fiscal year 2000, total daily average online trades and total daily electronic trades, reflected in the table below, as rounded, represented 73% and 77% of total trades, respectively, as compared to 62% and 66%, respectively, for fiscal year 1999.

      We added approximately 1,017,000 new customer accounts during fiscal year 2000, excluding acquisitions, an increase of 38% from approximately 739,000 new accounts added during fiscal year 1999. Our advertising and marketing expense per new account was approximately $109 for fiscal year 2000 versus approximately $85 for fiscal year 1999.

Fiscal year ended October 31	2000	1999	% change

Average trades per day

Total daily average online trades	137,500	66,600	106

Touch-tone	6,200	4,400	42

Total daily average electronic trades	143,700	71,000	102

Agent trades	44,000	36,100	22

Total daily average trades	187,700	107,100	75%

Average commission per revenue trade	$20.68	$23.02	(10)%

1999 versus 1998

      Commissions and fees were $633.5 million for the fiscal year ended October 31, 1999, up $224.1 million, or 54.7%, from fiscal year 1998. The total number of trades executed increased 90.6% as our customer base grew due to the rapid growth of our core franchise. The average commission per revenue trade decreased 20.1% to approximately $23, due to the increased proportion of trades placed through our online brokerage channels. For fiscal year 1999, total daily average online trades and total daily electronic trades, reflected in the table below, as rounded, represented 62% and 66%, respectively, as compared to 45% and 51%, respectively, for fiscal year 1998.

      We added approximately 739,000 new customer accounts during fiscal year 1999, an increase of 45% from the approximately 511,000 new accounts added during fiscal year 1998. Our advertising and marketing expense per new account was approximately $85 for fiscal year 1999 versus approximately $65 for fiscal year 1998.

Fiscal year ended October 31	1999	1998	% change

Average trades per day

Total daily average online trades	66,600	25,200	164

Touch-tone	4,400	3,400	28

Total daily average electronic trades	71,000	28,600	148

Agent trades	36,100	27,600	31

Total daily average trades	107,100	56,200	91%

Average commission per revenue trade	$23.02	$28.82	(20)%

Mutual fund and related revenue

2000 versus 1999

      Mutual fund and related revenue was $148.3 million for the fiscal year ended October 31, 2000, up $49.9 million, or 50.7%, from the prior fiscal year. This increase was primarily due to a strong increase in customer assets in third-party mutual funds, proprietary money market and mutual funds, and money market accounts.

1999 versus 1998

      Mutual fund and related revenue was $98.4 million for the fiscal year ended October 31, 1999, up $39.4 million, or 66.8%, from the prior fiscal year. This increase was primarily due to a significant increase in customer assets in third-party mutual funds and proprietary money market and mutual funds, including the full-year impact of the acquisition of Jack White & Company.

Net interest revenue

2000 versus 1999

      Net interest revenue was $351.1 million for the fiscal year ended October 31, 2000, up $164.2 million, or 87.9%, from fiscal year 1999. This increase was due primarily to a 90.0% increase in average customer margin loans to $8.52 billion during fiscal year 2000 from $4.48 billion during fiscal year 1999. Our net interest spread decreased to 2.50% in fiscal year 2000 from 2.59% in fiscal year 1999. This was due primarily to the margin loan volumes of our U.S. operations growing more rapidly (92%) than the volumes of our Canadian operations (79%), as our U.S. operations have a lower net interest spread than their Canadian counterparts.

1999 versus 1998

      Net interest revenue was $186.8 million for the fiscal year ended October 31, 1999, up $69.1 million, or 58.7%, from fiscal year 1998. This increase was due primarily to an 83.5% increase in average customer margin loans to $4.48 billion during fiscal year 1999 from $2.44 billion during fiscal year 1998. Our net interest spread decreased to 2.59% in fiscal year 1999 from 3.02% in fiscal year 1998 due primarily to the rapid growth of our U.S. operations, which have a lower net interest spread than our Canadian operations.

Operating Expenses

Years ended October 31, 2000, 1999 and 1998

2000 versus 1999

      Compensation and benefits expense was $424.6 million for the fiscal year ended October 31, 2000, up $147.0 million, or 53.0%, from the prior fiscal year. This increase was primarily due to the increase in the number of associates to support our rapid growth and to provide incentive compensation in line with our operating results.

      Execution and clearing costs were $168.2 million for fiscal year 2000, up $34.7 million, or 26.0%, from fiscal year 1999. The increase was primarily due to the increased transaction volume during the year, partially offset by the savings derived from the operational leverage of our clearing operations.

      Occupancy and equipment expense was $130.1 million for the fiscal year ended October 31, 2000, up $50.1 million, or 62.6%, from fiscal year 1999. This increase was due primarily to additional lease expenses for our expanded office space, as well as increased lease and depreciation expenses for data processing equipment. During fiscal year 2000, we opened a net total of 17 new branches.

      Advertising and marketing expense was $110.8 million in fiscal year 2000, up $48.0 million, or 76.5%, from fiscal year 1999. This increase primarily relates to increased national advertising in the U.S., but also includes costs from the foreign national advertising and branding campaigns launched in the fourth quarter of fiscal 1999.

      Communications expense was $62.7 million during fiscal year 2000, up $21.6 million, or 52.6%, from fiscal year 1999. This increase was due primarily to increased trading volumes and the opening of new branches.

      Amortization of goodwill was $43.6 million for fiscal year 2000, up $6.2 million, or 16.5%, from fiscal year 1999. This increase was due to the acquisitions of YorkSHARE Limited in the U.K. in the first quarter of fiscal 2000, CT Securities Inc. in Canada in the second quarter of fiscal 2000, and Dealwise Limited in the U.K. in the third quarter of fiscal 2000.

      Professional fees were $47.3 million in fiscal year 2000, up $22.8 million, or 92.9%, from the prior fiscal year. This increase was primarily due to additional fees incurred for computer programming and systems consultants ($9.7 million), state registration fees ($5.2 million) for the increased number of dedicated retail associates (up more than 1,200) in call centers and branches, and an increase in costs of management for international operations expansion.

      Other expenses were $206.6 million for fiscal year 2000, up $85.8 million, or 71.1%, from the prior fiscal year. This increase in other expenses is a reflection of the overall increase in the business, as it includes costs related to account opening and maintenance, statement production, postage, printing and supplies, along with increased account administration support costs in Canada. The increase in other expenses also reflects increased costs incurred for trading errors and an increase in provisions on the margin loan portfolio.

      Our effective income tax rates for fiscal years 2000 and 1999 were 44.9% and 46.7%, respectively. Our effective tax rates, excluding the effects of non-deductible goodwill, were 41.8% and 41.6%, respectively, for the fiscal years ended October 31, 2000 and 1999.

1999 versus 1998

      Compensation and benefits expense was $277.6 million for the fiscal year ended October 31, 1999, up $94.2 million, or 51.4%, from the prior fiscal year. This increase was due primarily to a greater number of associates and to increases in incentive compensation consistent with our increased profits.

      Execution and clearing costs were $133.4 million for fiscal year 1999, up $37.9 million, or 39.7%, from fiscal year 1998. The increase was due primarily to the corresponding increase in trade volume during the year, partially offset by the savings derived from the operational leverage of our clearing business.

      Occupancy and equipment expense was $80.0 million for the fiscal year ended October 31, 1999, up $23.4 million, or 41.3%, from fiscal year 1998. This increase was due primarily to additional lease expenses on our expanded office space, as well as increased lease and depreciation expenses on data processing equipment. During fiscal year 1999, we opened 20 new branches.

      Advertising and marketing expense was $62.8 million for fiscal year 1999, up $29.6 million, or 89.0%, from fiscal year 1998. This increase relates primarily to increased national advertising campaigns.

      Communications expense was $41.1 million for fiscal year 1999, up $10.3 million, or 33.4%, from fiscal year 1998. This increase was due primarily to increased trading volumes and the opening of new branches.

      Amortization of goodwill was $37.4 million for fiscal year 1999, up $4.4 million, or 13.3%, from fiscal year 1998. This increase was due primarily to the full-year effect of the acquisition of Jack White & Company, which occurred in late May 1998.

      Professional fees were $24.5 million in fiscal year 1999, up $9.1 million, or 59.7%, from the prior fiscal year. This increase was due primarily to additional fees incurred for computer programming and systems consultants.

      Other expenses were $120.8 million for fiscal year 1999, up $57.7 million, or 91.4%, from the prior fiscal year, consistent with the overall increase in business activity.

      Our effective income tax rates for fiscal years 1999 and 1998 were 46.7% and 52.9%, respectively. Our effective tax rates, excluding the effects of non-deductible goodwill, were 41.6% and 44.3%, respectively, for the fiscal years ended October 31, 1999 and 1998.

Quarterly Results

      The following tables set forth certain unaudited quarterly statements of income data and certain unaudited quarterly operating data for the eight quarters ended October 31, 2000. In our opinion, this unaudited information has been prepared on substantially the same basis as the financial statements appearing on pages 49 to 52, and includes all adjustments (consisting of normal recurring adjustments) necessary to present fairly the unaudited quarterly data. The unaudited quarterly data should be read in conjunction with the financial statements and notes. The results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended

	October 31,	July 31,	April 30,	January 31,	October 31,
	2000	2000	2000	2000	1999

	(in thousands of dollars, except share and per share amounts)

Revenues

Commissions and fees	$205,880	$202,947	$336,871	$258,810	$149,397

Mutual fund and related revenue	40,347	37,065	37,707	33,197	29,097

Net interest revenue	92,268	88,846	94,046	75,917	61,851

Other	20,986	16,752	20,052	13,724	12,785

Total revenues	359,481	345,610	488,676	381,648	253,130

Expenses

Employee compensation and benefits	107,056	97,539	116,488	103,534	75,946

Execution and clearing costs	38,275	40,610	48,154	41,149	32,851

Occupancy and equipment	37,469	32,445	33,347	26,854	21,800

Advertising and marketing	21,946	23,434	29,250	36,131	24,063

Communications	14,667	14,468	19,973	13,616	8,413

Amortization of goodwill	11,803	11,556	10,576	9,625	9,537

Professional fees	15,888	11,477	11,318	8,602	7,849

Other	36,222	47,251	82,259	40,865	32,159

Total expenses	283,326	278,780	351,365	280,376	212,618

Income before income taxes	76,155	66,830	137,311	101,272	40,512

Income tax provision	33,966	32,339	60,691	44,256	19,588

Net income	$42,189	$34,491	$76,620	$57,016	$20,924

Earnings per share — basic	$0.11	$0.09	$0.20	$0.15	$0.06

Earnings per share — diluted	$0.11	$0.09	$0.20	$0.15	$0.06

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Quarter Ended

	July 31,	April 30,	January 31,
	1999	1999	1999

	(in thousands of dollars, except share and per share amounts)

Revenues

Commissions and fees	$155,455	$176,634	$152,044

Mutual fund and related revenue	25,722	22,812	20,783

Net interest revenue	51,668	39,311	34,004

Other	10,109	10,241	8,204

Total revenues	242,954	248,998	215,035

Expenses

Employee compensation and benefits	71,335	70,462	59,859

Execution and clearing costs	32,489	33,424	34,679

Occupancy and equipment	21,409	19,047	17,754

Advertising and marketing	14,642	12,487	11,569

Communications	9,971	11,999	10,717

Amortization of goodwill	9,290	9,284	9,279

Professional fees	6,422	6,166	4,082

Other	28,383	31,212	29,000

Total expenses	193,941	194,081	176,939

Income before income taxes	49,013	54,917	38,096

Income tax provision	22,621	24,954	18,029

Net income	$26,392	$29,963	$20,067

Earnings per share — basic	$0.08	$0.09	$0.06

Earnings per share — diluted	$0.08	$0.09	$0.06

	Quarter Ended

	October 31,	July 31,	April 30,	January 31,	October 31,	July 31,
	2000	2000	2000	2000	1999	1999

Other Operating Data

Pre-tax operating margin, excluding goodwill	24.5%	22.7%	30.3%	29.1%	19.8%	24.0%

Average commissions per revenue trade	$20.80	$19.69	$20.87	$21.36	$22.38	$22.07

Average trades per day:

Online	110,000	115,600	189,500	136,900	70,000	69,900

Electronic(1)	115,100	121,000	197,900	143,100	73,600	74,200

Total	151,900	156,800	254,800	190,000	103,500	108,600

Total accounts	4,381,000	4,248,000	3,850,000	3,332,000	2,961,000	2,833,000

Total active accounts(2)	3,109,000	3,011,000	2,813,000	2,372,000	2,168,000	2,066,000

Number of new accounts	166,000	172,000	418,000	261,000	150,000	169,000

Total customer assets (in billions)	$158.9	$162.6	$160.4	$150.3	$121.7	$112.7

Total associates	8,298	8,436	8,121	7,040	6,110	5,981

Total branches	231	227	224	219	212	210

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Quarter Ended

	April 30,	January 31,
	1999	1999

Other Operating Data

Pre-tax operating margin, excluding goodwill	25.8%	22.0%

Average commissions per revenue trade	$23.11	$24.14

Average trades per day:

Online	69,400	56,900

Electronic(1)	74,300	61,500

Total	118,000	98,000

Total accounts	2,640,000	2,467,000

Total active accounts(2)	1,884,000	1,736,000

Number of new accounts	253,000	167,000

Total customer assets (in billions)	$106.1	$95.7

Total associates	5,310	4,534

Total branches	210	200

(1)	Electronic trades include transactions completed both online and by touch-tone telephone.

(2)	Active accounts are accounts that had purchase, sale or other activity, or a balance during the previous calendar quarter.

      During fiscal year 2000 we opened a net total of 17 new branches, compared to the increase of 20 branches in fiscal 1999.

      We have experienced, and expect to continue to experience, significant fluctuations in quarterly operating results due to a variety of factors, including general volume and volatility in the securities markets, the impact of competition, levels of online trading, changes in interest rates, changes in foreign currency exchange rates, changes in regulations, our ability to manage personnel and process online trading activity, the amount and timing of capital expenditures, costs incurred in the course of acquisitions, and general economic conditions. Our expense structure is based on historical expense levels and the levels of demand for our brokerage services. If demand for our brokerage services declines and we are unable to adjust our cost structure on a timely basis, it could have a material adverse effect on our business, financial condition and operating results.

      Due to all of the foregoing factors, period-to-period comparisons of our revenues and operating results are not necessarily meaningful, and such comparisons cannot be relied on as indicators of future performance. In addition, we cannot assure you that we will be able to sustain the rates of revenue growth that we have experienced in the past, improve our operating results or sustain our profitability on a quarterly basis.

Credit

      Credit is extended to customers who purchase securities and other financial products in their margin accounts. The customer must deposit and maintain a minimum percentage ownership in her or his portfolio. The extent of these loans is based on federal regulations and internal policies. Consistent with the growth of our business and robust markets, we have experienced a substantial increase in margin loans over previous years. Stock positions held in customer accounts are held as collateral for these loans. Risk of credit loss arises if the market value of the customer’s portfolio falls below the loan value in the account, thus eliminating the equity. The risk of loss is increased when there are progressive and/or rapidly declining markets.

      The control procedures that we employ include: authentication and qualification of customer accounts; verification of checks; ongoing review of margin maintenance requirement detail by security and customer; intra-day margin account management; planning for potential losses; and maintaining the effectiveness of collections. Surveillance reports are utilized in our efforts to ensure these loans are adequately secured, thus limiting credit exposure. Our independent risk management function monitors and modifies our risk management policies and procedures as required.

Liquidity and Capital Resources

      Historically, we have financed our customer securities operations primarily through customer credit balances, deposits received for securities loaned, and other short-term borrowings. As of October 31, 2000, 88.5% of our assets consisted of cash and cash equivalents or assets readily convertible into cash (principally receivables from customers, receivables from brokers and dealers, deposits paid for stock borrowed and securities owned). Receivables from customers consist primarily of margin loans to customers, which are secured by customers’ readily marketable securities. Receivables from brokers and dealers consist of amounts receivable for pending securities transactions, which generally can be settled within three business days. Deposits paid for securities borrowed represent cash deposits placed with brokers securing marketable securities borrowed by us. Securities owned consist primarily of U.S. and Canadian government securities and other securities that trade in highly liquid markets.

      Capital expenditures and investments in new technology, services and advertising have been primarily financed to date through earnings from operations. Acquisitions of new businesses have been funded through capital generated from our initial public offering in June 1999, earnings from operations and issuance of preferred and exchangeable preferred stock.

      Net income plus depreciation and amortization was $290.6 million, $151.0 million and $91.6 million for the fiscal years ended October 31, 2000, 1999 and 1998, respectively. Depreciation and amortization expense, which relates to fixed assets, leasehold improvements and goodwill, was $80.3 million, $53.6 million and $42.9 million for the fiscal years ended October 31, 2000, 1999 and 1998, respectively. Capital expenditures were $107.3 million, $62.2 million and $17.7 million for the fiscal years ended October 31, 2000, 1999 and 1998, respectively, and represented 6.8%, 6.5% and 2.9%, respectively, of total revenues in each period. Capital expenditures, excluding acquisitions of new businesses, during the fiscal years ended October 31, 2000, 1999 and 1998 related primarily to the purchase of communications and data processing equipment, and leasehold improvements related to new branches and office facilities. The cash cost of acquiring new businesses, net of assets acquired and liabilities assumed, was approximately $124.6 million, $12.0 million and $292.2 million during the years ended October 31, 2000, 1999 and 1998, respectively.

      Our broker-dealer subsidiaries are subject to regulatory requirements intended to ensure their general soundness and liquidity, which require that the broker-dealers comply with certain minimum capital requirements. These regulations, which differ in each country, generally prohibit our broker-dealer subsidiaries from repaying borrowings from TD Bank, paying cash dividends, making loans to us or to affiliates, or otherwise entering into transactions which would result in a significant reduction in their regulatory capital positions without prior notification and/or the approval of a broker-dealer’s principal regulator. Our capital structure is designed to provide each entity and business with capital and liquidity consistent with its business and regulatory requirements.

Recently Issued Accounting Standards

      Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in 1998. This standard requires us to recognize all derivatives as either assets or liabilities in our financial statements and to measure such instruments at their fair values. Hedging activities must be redesignated and documented pursuant to the provisions of the standard. This standard is effective for all fiscal quarters of fiscal years which begin after June 15, 2000. At this time, we do not believe that adoption of this standard will have a material impact on our financial condition and results of operations.

      In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, effective for fiscal years beginning after December 15, 1998. SOP 98-1 requires that certain costs of computer software developed or obtained for internal use be capitalized and amortized over the useful life of the related software. We have adopted this standard for the fiscal year November 1, 1999 to October 31, 2000.

      In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. Management does not believe that SAB No. 101 will have a material impact on our financial condition and results of operations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

      On January 28, 1997, the Securities and Exchange Commission adopted new rules (Securities Act Release No. 7386) that require disclosure about the policies used to account for derivatives and certain quantitative and qualitative information about market risk exposures. Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest rates and market prices. We have not traded or otherwise engaged in transactions involving derivatives; however, we may utilize such instruments for hedging purposes in the future. We have established policies, procedures and internal processes governing our management of market risks in the normal course of our business operations.

      As part of our brokerage business, we hold short-term interest-earning assets (mainly margin loans to customers) totaling $8.8 billion and $6.8 billion as at October 31, 2000 and 1999, respectively, of which $2.3 billion and $1.9 billion, respectively, were denominated in foreign currencies, primarily the Canadian dollar. Our interest-earning assets are financed by short-term interest-bearing liabilities in the form of customer balances, deposits received for stock loaned and secured bank loans. We earn a net interest spread on the difference between amounts earned on customer margin loans and amounts paid on stock loan and customer credit balances. Since we establish the rate paid on customer cash balances, a substantial portion of our interest rate risk is under our direct management. We generally move rates earned on loans in lockstep with rates paid on credit balances in order to maintain a consistent net interest spread, and therefore do not anticipate that changes in interest rates will have a material adverse effect on our earnings and cash flows. Similarly, since we manage the assets and liabilities related to our brokerage business on a geographic basis, and fund assets with liabilities denominated in the same currency as the assets, we do not anticipate that changes in foreign exchange rates will have a material adverse effect on our earnings or cash flows.

      We held marketable securities (securities owned) at October 31, 2000 and 1999 that were recorded at fair values of $138.5 million and $342.0 million, respectively, and had sold securities short (securities sold, not yet purchased) as at October 31, 2000 and 1999 with fair values of $6.4 million and $3.6 million, respectively, which exposes us to market price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in quoted market prices, and amounted to approximately $14.5 million and $34.6 million as at October 31, 2000 and 1999, respectively. Of these positions, approximately $43.5 million and $10.2 million of securities owned at October 31, 2000 and 1999, respectively, and $6.1 million and $3.4 million of securities sold short at October 31, 2000 and 1999, respectively, were denominated in foreign currencies, primarily the Canadian dollar. Therefore, we are also exposed to foreign currency risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in foreign exchange rates, and amounted to approximately $5.0 million and $1.4 million as at October 31, 2000 and 1999, respectively.

      In addition, the Company invested structural capital in its international subsidiaries, exposing it to further foreign exchange risk. These investments, which are recorded at the historical cost in U.S. dollars, are subject to foreign currency risk. The total historical equivalent U.S. dollar investment in the Company’s international subsidiaries and joint ventures at October 31, 2000 and 1999 was $439.0 million and $239.1 million, respectively. The foreign currency risk on these investments, applying the hypothetical 10% adverse change in foreign exchange rates, is estimated to be $43.9 million and $23.9 million as at October 31, 2000 and 1999, respectively. Actual results may differ.

Item 8.  Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND SUPPLEMENTAL INFORMATION

CONSOLIDATED FINANCIAL STATEMENTS

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

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

      The Audit Committee of the Board of Directors, which is comprised of directors who are not officers or employees of the Company, oversees management’s responsibilities for the financial reporting and internal control systems. The Audit Committee meets periodically with our internal auditors, with Company management and with PricewaterhouseCoopers LLP, an independent accounting firm, to discuss accounting, auditing, internal controls over financial reporting and other matters.

      PricewaterhouseCoopers LLP has audited our consolidated financial statements. They were given unrestricted access to all the Company’s financial records and related data. We believe that all representations made to PricewaterhouseCoopers LLP during their audit were valid and appropriate.

/s/ Stephen D. McDonald	/s/ Frank J. Petrilli	/s/ B. Kevin Sterns

Stephen D. McDonald Chief Executive Officer and Deputy Chairman	Frank J. Petrilli President and Chief Operating Officer	B. Kevin Sterns Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT ACCOUNTANTS

To The Board of Directors and The Stockholders of TD Waterhouse Group, Inc.

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of TD Waterhouse Group, Inc. and its subsidiaries at October 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

New York, New York

November 15, 2000

TD WATERHOUSE GROUP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

AT OCTOBER 31

	2000	1999

	(in thousands of dollars, except
	share and per share data)

ASSETS

Cash and cash equivalents	$859,579	$569,181

Securities owned, at market value	138,515	342,042

Receivable from brokers and dealers	104,266	194,370

Receivable from customers	7,978,551	5,868,804

Deposits paid for securities borrowed	640,750	664,299

Receivable from affiliates	5,039	7,010

Deposits with clearing organizations	51,943	35,495

Fixed assets, net of accumulated depreciation	140,591	73,543

Goodwill, net of accumulated amortization	804,266	654,081

Other assets	265,817	182,991

Total assets	$10,989,317	$8,591,816

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities

Bank loans and overdrafts	$963,031	$249,010

Deposits received for securities loaned	4,111,677	3,962,958

Securities sold, not yet purchased	6,396	3,554

Payable to brokers and dealers	105,467	160,254

Payable to customers	2,849,485	2,016,535

Payable to affiliates	358,907	32,323

Accrued compensation, taxes payable and other liabilities	370,431	215,062

Total liabilities	8,765,394	6,639,696

Commitments and contingent liabilities (Notes 7, 9 and 13)

Stockholders’ Equity

Preferred stock, $0.01 par value: 100 million shares authorized, one share issued and outstanding	—	—

Preferred stock of subsidiaries, $23,700 par value: 100,000 shares authorized, five shares issued and outstanding	119	119

Preferred stock of subsidiaries, Cdn $1,000 par value: unlimited shares authorized, 17,100 shares issued and outstanding	11,829	—

Common stock, $0.01 par value: 700 million shares authorized, 379,789,350 shares issued and outstanding	3,798	3,764

Additional paid-in capital	1,983,730	1,916,622

Retained earnings	241,757	31,441

Accumulated other comprehensive (loss)/income	(17,310)	174

Total stockholders’ equity	2,223,923	1,952,120

Total liabilities and stockholders’ equity	$10,989,317	$8,591,816

The accompanying notes are an integral part of these consolidated financial statements.

TD WATERHOUSE GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEAR ENDED OCTOBER 31

	2000	1999	1998

	(in thousands of dollars, except
	share and per share data)

REVENUES

Commissions and fees	$1,004,508	$633,530	$409,432

Mutual fund and related revenue	148,316	98,414	59,022

Net interest revenue	351,077	186,834	117,733

Other	71,514	41,339	28,274

Total revenues	1,575,415	960,117	614,461

EXPENSES

Employee compensation and benefits	424,617	277,602	183,377

Execution and clearing costs	168,188	133,443	95,523

Occupancy and equipment	130,115	80,010	56,596

Advertising and marketing	110,761	62,761	33,184

Communications	62,724	41,100	30,809

Amortization of goodwill	43,560	37,390	33,000

Professional fees	47,285	24,519	15,350

Other	206,597	120,754	63,144

Total expenses	1,193,847	777,579	510,983

Income before income taxes	381,568	182,538	103,478

Income tax provision	171,252	85,192	54,765

Net income	$210,316	$97,346	$48,713

Basic earnings per share	$0.56	$0.28	$0.15

Diluted earnings per share	$0.55	$0.28	$0.15

Weighted average number of shares outstanding — basic	378,942,208	348,509,453	333,000,000

Weighted average number of shares outstanding — diluted	379,155,143	348,509,453	333,000,000

The accompanying notes are an integral part of these consolidated financial statements.

TD WATERHOUSE GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

							Accumulated
	Historical				Additional		Other
	Combined	Common	Preferred	Preferred	Paid-in	Retained	Comprehensive
	Equity	Stock	Stock	Stock	Capital	Earnings	(Loss)/Income

	(in thousands of dollars)

Balance at October 31, 1997	619,519

Net income	48,713

Capital Contributions	325,976

Translation adjustment arising during the period, net of taxes	927

Balance at October 31, 1998	995,135

Total comprehensive income for the year ended October 31, 1998

Net Income for the period from November 1, 1998 through June 23, 1999.	65,905

Capital Contributions	171,012

Historical Equity at June 22, 1999	1,232,052

Reorganization as of June 23, 1999 (Note 2)	(1,232,052)		$237,000		$934,801

Net proceeds of the initial public offerings (Note 2)		$3,764			981,821

Repayment of preferred shares			(236,881)

Net income for the period from June 24, 1999 through October 31, 1999						$31,441

Translation adjustment arising during the period, net of taxes							$174

Balance at October 31, 1999	—	3,764	119		1,916,622	31,441	174

Total Comprehensive Income for the year ended October 31, 1999

Net income						210,316

Common stock (Notes 4 & 16)		34			67,108

Preferred shares of subsidiary, issued (Note 4)				$11,829

Translation adjustment arising during the period, net of taxes							(17,484)

Total Comprehensive Income for the year ended October 31, 2000

Total Stockholders’ Equity at October 31, 2000	$—	$3,798	$119	$11,829	$1,983,730	$241,757	$(17,310)

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Total
	Total	Comprehensive
	Equity	Income

	(in thousands of dollars)

Balance at October 31, 1997	619,519

Net income	48,713	48,713

Capital Contributions	325,976

Translation adjustment arising during the period, net of taxes	927	927

Balance at October 31, 1998	995,135

Total comprehensive income for the year ended October 31, 1998		$49,640

Net Income for the period from November 1, 1998 through June 23, 1999.	65,905	65,905

Capital Contributions	171,012

Historical Equity at June 22, 1999	1,232,052

Reorganization as of June 23, 1999 (Note 2)	(60,251)

Net proceeds of the initial public offerings (Note 2)	985,585

Repayment of preferred shares	(236,881)

Net income for the period from June 24, 1999 through October 31, 1999	31,441	31,441

Translation adjustment arising during the period, net of taxes	174	174

Balance at October 31, 1999	1,952,120

Total Comprehensive Income for the year ended October 31, 1999		$97,520

Net income	210,316	210,316

Common stock (Notes 4 & 16)	67,142

Preferred shares of subsidiary, issued (Note 4)	11,829

Translation adjustment arising during the period, net of taxes	(17,484)	(17,484)

Total Comprehensive Income for the year ended October 31, 2000		$192,832

Total Stockholders’ Equity at October 31, 2000	$2,223,923

      The accompanying notes are an integral part of these consolidated financial statements.

TD WATERHOUSE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED OCTOBER 31

	2000	1999	1998

	(in thousands of dollars)

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$210,316	$97,346	$48,713

Adjustments to reconcile net income to cash provided by/(used in) operating activities:

Depreciation and amortization	80,277	53,617	42,855

(Increases)/decreases in operating assets:

Securities owned	201,893	(265,763)	(9,730)

Receivable from brokers and dealers	83,700	(122,653)	42,078

Receivable from customers	(2,167,916)	(3,312,622)	(799,163)

Deposits paid for securities borrowed	2,123	(431,614)	(61,848)

Receivable from affiliates	1,971	75,028	(10,278)

Deposits with clearing organizations	(16,973)	(19,581)	(10,939)

Other assets	(76,719)	(141,219)	(4,736)

Increases/(decreases) in operating liabilities:

Bank loans and overdrafts	716,217	217,827	12,608

Deposits received for securities loaned	166,642	2,928,994	117,264

Securities sold, not yet purchased	3,046	(1,433)	(2,108)

Payable to brokers and dealers	(47,185)	7,389	58,494

Payable to customers	908,302	69,105	756,950

Payable to affiliates	300,621	(8,464)	8,371

Accrued compensation, taxes payable and other liabilities	161,103	118,071	2,809

Cash provided by/(used in) operating activities	527,418	(735,972)	191,340

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of furniture, equipment and leasehold improvements	(107,291)	(62,166)	(17,661)

Acquisitions of businesses, net of assets acquired and liabilities assumed	(124,615)	(12,034)	(292,202)

Cash used in investing activities	(231,906)	(74,200)	(309,863)

CASH FLOWS FROM FINANCING ACTIVITIES

Subordinated debt with affiliate	27,848	(17,532)	22,138

Net proceeds from initial public offerings	—	985,585	—

Capital contributions from parent	—	171,012	325,976

Preferred share redemption	—	(236,881)	—

Repayment of debt	—	(45,034)	—

Cash provided by financing activities	27,848	857,150	348,114

Effect of exchange rate differences on cash and cash equivalents	(32,962)	174	927

Increase in cash and cash equivalents	290,398	47,152	230,518

Cash and cash equivalents, beginning of period	569,181	522,029	291,511

Cash and cash equivalents, end of period	$859,579	$569,181	$522,029

Supplemental disclosures of cash flow information:

Cash paid for interest	$455,040	$187,245	$107,197

Cash paid for income taxes	$159,502	$81,198	$55,677

Supplemental schedule of non-cash investing and financing activities

Preferred stock issued by subsidiary	$11,829	—	—

Exchangeable preference shares issued by subsidiary	$67,142	—	—

     In connection with the acquisition of CT Securities Inc. the Company’s subsidiary, TDW Canada, issued Canadian dollar preferred shares and exchangeable preferred shares that are exchangeable at any time at the holder’s (CT Financial Services Inc.) option for an equivalent number of shares of the Company’s common stock.

The accompanying notes are an integral part of these consolidated financial statements.

TD WATERHOUSE GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Description of the Business

      TD Waterhouse Group, Inc. (the “Company”) is a Delaware holding company which through its operating subsidiaries is a leading provider of online financial services to investors in the U.S., Canada, the U.K., Australia and Hong Kong. The Company is 88.6% owned by The Toronto-Dominion Bank (“TD Bank”) through its wholly-owned subsidiary, TD Waterhouse Holdings, Inc. (“TDW Holdings”). The Company’s primary operating subsidiaries are:

•	TD Waterhouse Investor Services, Inc. (“TDW US”), a U.S.-registered broker-dealer which provides discount brokerage services to retail customers in the U.S.

•	National Investor Services Corp. (“NISC”), a U.S.-registered broker-dealer which provides execution and clearance services for affiliates, including TDW US, and third-party broker-dealers

•	TD Waterhouse Asset Management, Inc. (“TDWAM”), a U.S.-registered investment advisor which provides investment advice to a series of affiliated mutual funds

•	TD Waterhouse Advertising, Inc. (“TDWA”), a U.S.-based advertising firm which places advertising for affiliates

•	Marketware International, Inc. (“MWI”), a software development firm which provides software solutions primarily to affiliates

•	TD Waterhouse Investor Services (Canada) Inc. (“TDW Canada”), a registered broker-dealer which provides discount brokerage services to retail clients in Canada

•	TD Waterhouse Investor Services (UK) Limited (“TDW UK”), a registered broker-dealer which provides discount brokerage services to customers in the U.K.

•	TD Waterhouse Investor Services (Hong Kong) Limited (“TDW HK”), a registered broker-dealer which provides discount brokerage services to customers in Asia

•	TD Waterhouse Holdings (Australia) Pty. Limited (“TDW Australia”), a registered broker-dealer which provides discount brokerage services to customers in Australia.

2.  Reorganization and Initial Public Offerings

      In connection with the initial public offerings (the “Offerings”) of the Company’s common stock on June 23, 1999, TD Bank reorganized its worldwide discount brokerage operations so that they would be consolidated into the Company and its subsidiaries. This reorganization included the following steps:

•	TDW Holdings, formerly Waterhouse Investor Services, Inc. (“WISI”), which prior to the reorganization served as the U.S. holding company for TD Bank’s U.S. discount brokerage operations, converted the shares of common stock it held in one of its wholly-owned registered broker-dealer subsidiaries into shares of new common stock and preferred stock. The preferred stock is redeemable at any time, in whole or in part, at the issuer’s option for an aggregate redemption price of $237 million, pays dividends semi-annually at a variable rate based on London interbank offered rates, and has no fixed maturity. TDW Holdings contributed all of the common stock of its registered broker-dealer subsidiaries as well as all of the common stock of its other U.S. subsidiaries to the Company. A portion of the proceeds from the Offerings was used to fund the redemption of $236.9 million of the preferred stock in the 1999 financial year. TDW Holdings retained the remaining outstanding shares of preferred stock of the broker-dealer subsidiary.

•	TD Bank transferred its Canadian discount brokerage business and brokerage clearing business to the newly formed Canadian subsidiary, TDW Canada. In exchange, a series of 36 million exchangeable preference shares of the subsidiary, TDW Canada, and promissory notes of TDW Canada totaling approximately $45 million were issued to TD Bank. A portion of the proceeds of the Offerings was used to repay these promissory notes in the 1999 financial year. The exchangeable preference shares are exchangeable at any time at TD Bank’s option for an equivalent number of shares of the Company’s common stock, and have dividend rights equal to the equivalent number of shares of the Company’s common stock. As part of the transfer, TDW Canada assumed all past liabilities of these businesses and each of TD Bank and TDW Canada indemnified the other and its relevant subsidiaries, and its respective directors, officers, agents and employees, against all past, present and future liabilities related to the transferred and retained businesses.

•	TDW Holdings received one special voting preferred share of the Company. The special voting preferred share has voting rights equal to the number of shares of the Company’s common stock into which the exchangeable preference shares may be exchanged, and will be canceled when the exchangeable preference shares are no longer outstanding.

•	TD Bank transferred ownership of its U.K., Australia and Hong Kong discount broker subsidiaries to the Company in exchange for shares of the Company’s common stock and promissory notes totaling $27 million. A portion of the proceeds of the Offerings was used to repay these promissory notes in the 2000 financial year.

•	The Company entered into a master services agreement with TD Bank pursuant to which certain services are made available to the Company and certain services are made available by the Company to TD Bank.

      In order to transfer its Canadian discount brokerage business to us, TD Bank entered into transfer and assumption agreements with TDW Canada, which in general provided for the transfer of assets used exclusively in the transferred businesses. The assets were transferred to TDW Canada immediately prior to the completion of the Offerings.

      The transfer and assumption agreements provided for TD Bank to transfer all of its title to, and rights and interests in, the assets. The transfer and assumption agreements provided for assumptions and indemnities designed to place sole legal and financial responsibility on TDW Canada for all liabilities known or contingent relating to the transferred businesses, the past and present operations, and the assets transferred or licensed to TDW Canada. As a result, the liabilities assumed by TDW Canada included all liabilities and obligations, actual or contingent, relating to the transferred businesses, such as accounts payable, contractual obligations, and ongoing or presently unknown claims and suits. The transfer and assumption agreements contained indemnification provisions in connection with the conduct of TDW Canada’s business after the transfer of the transferred businesses, misstatements or omissions in the offering prospectus with respect to the transferred businesses, and the use of trademarks, trade names, logos and other indemnities.

      TD Bank similarly indemnified TDW Canada in respect of its past, present and future businesses other than the transferred businesses.

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

Net interest revenue

      The Company reports interest revenue, which primarily arises from margin loans to customers, net of the related financing cost (interest expense). For the years ended October 31, 2000, 1999 and 1998, interest expense was $455,688, $193,026 and $110,175, respectively.

Advertising and marketing

      Advertising production costs are expensed when the advertising campaign commences. Costs of communicating advertising are expensed as the services are received. Other marketing costs are expensed as incurred.

Depreciation and amortization of fixed assets

      Depreciation of capitalized furniture and equipment is provided on a straight-line basis using estimated useful lives of three to five years. Leasehold improvements are amortized on a straight-line basis over the lesser of the lease term or the estimated useful life. Fixed assets are stated at cost net of accumulated depreciation and amortization of $56,546 at October 31, 2000 and $24,479 at October 31, 1999. Depreciation and amortization expense is included in occupancy and equipment expense in the consolidated statements of income. The Company recorded depreciation and amortization of $36,717, $16,227 and $9,855 for the years ended October 31, 2000, 1999 and 1998, respectively.

      Prior to the reorganization, TDW Canada was charged rental expense for its use of equipment and other fixed assets, which were owned by TD Bank (see also Note 15). Under the transfer and assumption agreement, TDW Canada acquired the equipment and other fixed assets, and ceased paying rental expenses in 1999. Prior to this acquisition, the rental expense approximated the depreciation on such equipment. The Company was charged $3,019 and $7,584 for the years ended October 31, 1999 and 1998, respectively. These costs have been included in occupancy and equipment expense in the consolidated statements of income.

Acquisitions and goodwill

      All business combinations have been accounted for under the purchase method and, accordingly, the excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill in the consolidated statements of financial condition. Pursuant to the purchase method, the results of operations, changes in equity and cash flows of acquired companies and businesses are included in operations only for the period between the date of acquisition and the end of that financial year (Note 4).

      Goodwill arising from acquisitions of businesses is amortized on a straight-line basis over a period of no more than 20 years. Goodwill is stated at cost, net of accumulated amortization of $138,291, $94,731 and $57,341 for the years ended October 31, 2000, 1999 and 1998, respectively.

Income taxes

      The Company’s U.S. operations are included in the consolidated federal income tax returns filed by an affiliate in the United States. The Company files separate income tax returns in other countries. The Company determines its provision for federal income taxes as if it were filing separate income tax returns. In the U.S., the Company also files combined state and local income tax returns with an affiliate. The allocation of income tax expense is in accordance with a tax sharing agreement.

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

Securities owned

      Proprietary securities owned and securities sold, not yet purchased are recorded on a trade date basis and primarily represent U.S. and Canadian government securities, other debt instruments, equity securities and mutual fund positions, and are carried at fair value with unrealized gains and losses reported in income.

Financing transactions

      Deposits paid for securities borrowed and deposits received for securities loaned are recorded at the amount of cash collateral advanced or received. Deposits paid for securities borrowed transactions require the Company to deposit cash with the lender. With respect to deposits received for securities loaned, the Company receives collateral in the form of cash in an amount generally in excess of the market value of the securities loaned. The Company monitors the market value of the securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded as necessary.

Foreign currency translation

      Assets and liabilities of international subsidiaries are translated based on the end-of-period exchange rates from local currency to U.S. dollars. Results of operations are translated at the average exchange rates in effect during the period. The Company’s investments in the structural capital of the international subsidiaries have been recorded at the historical cost in U.S. dollars. The resulting gains or losses are reported as a component of accumulated other comprehensive (loss)/income in the consolidated statements of financial condition.

Segment information

      Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about the operating and geographic segments of the Company’s business. Currently, the nature and extent of the Company’s operations are such that it operates in only one reportable segment, as a provider of discount brokerage services. Information regarding the Company’s geographic segments is set forth in Note 18.

Derivative Instruments

      SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, requires the Company to recognize all derivatives as either assets or liabilities in our financial statements and to measure such instruments at their fair values. At this time, the Company’s activities do not include any activity of this nature, and management does not expect that adoption of this standard will have a material impact on our financial condition and results of operations.

4.  Acquisitions

      The Company has been active in acquiring discount brokerage businesses. A description of the Company’s more significant acquisitions, including the date acquired, purchase price (including acquisition costs) and goodwill recognized, follows:

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

      Jack White & Company (“Jack White”), a discount brokerage firm based in San Diego, California, was acquired in May 1998 for $106 million, and its operations were merged into those of TDW US. The acquisition was funded by capital contributions from TD Bank, and the $102 million excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill.

      Gall & Eke (“G&E”), a U.K.-based discount brokerage firm, was acquired in September 1998 for $13 million and merged with TDW UK. The $11 million excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill.

      YorkSHARE Limited, a U.K.-based discount broker operation, was acquired in November 1999 for $15.7 million and its operations were merged with those of the Company’s subsidiary, TDW UK. The $10 million excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill.

      CT Securities Inc., a subsidiary of CT Financial Services Inc., which in turn is a subsidiary of TD Bank, was acquired in April 2000 for $96.8 million, and subsequently its operations were merged into those of the Company’s subsidiary, TDW Canada. In accordance with the purchase transaction and for purposes of preparing the consolidated financial statements of the Company, this acquisition became effective as of February 1, 2000. The $87 million excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill.

      Dealwise Limited, one of the United Kingdom’s largest discount brokerage firms, was acquired in May 2000 for $123.4 million, and its operations are being merged into those of the Company’s subsidiary, TDW UK. The $103.0 million excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill.

      Pursuant to the purchase method of accounting, the accompanying consolidated statements of income reflect the results of operations of the aforementioned entities and businesses only subsequent to the effective date of acquisition. No pro forma information has been provided as the acquisitions undertaken in this fiscal year are not material to the consolidated Company.

5.  Receivables From and Payables To Brokers and Dealers

      Receivables from and payables to brokers and dealers comprise the following:

As at October 31	2000	1999

Receivable:

Securities failed to deliver	$26,244	$63,774

Correspondent broker balances	49,291	62,721

Clearing and other fees	14,182	56,453

Other	14,549	11,422

	$104,266	$194,370

Payable:

Securities failed to receive	$26,089	$85,816

Correspondent broker balances	53,808	84

Other	25,570	74,354

	$105,467	$160,254

6.  Receivables From and Payables To Customers

      Receivables from customers are generally collateralized by marketable securities. Receivables from customers are reported net of unsecured or partially secured amounts over 30 days, and are recorded as an allowance for doubtful accounts. The allowances were $33,048 and $10,781 as of October 31, 2000 and 1999, respectively.

      Payables to customers primarily represent free credit balances in customers’ accounts. The Company pays customers interest on certain free credit balances at a rate based on prevailing short-term money market rates. Interest expense for the years ended October 31, 2000, 1999 and 1998 was $129,990, $66,943 and $58,226, respectively.

7.  Financing Activities

      Bank loans and overdrafts primarily represent short-term borrowings in the U.S. which bear interest at rates based primarily on the U.S. Federal funds rate. The loans are generally collateralized by customers’ margin securities, valued at approximately $1,374,308 and $419,955 as of October 31, 2000 and 1999, respectively. The following is a summary of comparative bank loan data:

As at October 31	2000	1999

Average amount outstanding during period	$793,234	$222,222

Maximum amount outstanding during period	1,583,465	502,031

Weighted average interest rate at end of period	6.97%	5.68%

Weighted average interest rate during period	6.90%	5.33%

      NISC maintains available bank credit lines totaling $3,010,000 and $1,555,000 as at October 31, 2000 and 1999, respectively. Included within the October 31, 2000 balance is a bank credit line of $1,500,000 with TD Bank. All the lines require collateralization and bear interest at a rate based on the U.S. Federal funds rate. At October 31, 2000 and 1999, NISC had drawn down $841,000 and $196,000 on these credit lines, respectively. TDW Canada has received unsecured letters of credit agreements with TD Bank on behalf of two clearing organizations totaling $148,675 and $64,600 at October 31, 2000 and 1999, respectively. TDW Canada pays an annual fee of 25 basis points on the notional value of the letters of credit, which amounted to $733, $369 and $244 for the years ended October 31, 2000, 1999 and 1998, respectively. There were no borrowings outstanding under these lines at October 31, 2000 and 1999.

      Deposits received for securities loaned primarily represent short-term collateralized financing transactions, which bear interest based on prevailing market rates (average rates of 6.00% and 4.69% for the years ended October 31, 2000 and 1999, respectively). In addition, TDW Canada acts as an intermediary between lenders and borrowers of securities and earns a net interest spread on stock loan and stock borrow transactions.

8.  Stock Options

      Certain employees of the Company participate in the Company’s stock option plan, which was adopted in connection with the Offerings. Under the plan, options on the Company’s common shares are issued to employees for terms of 10 years, vest over a four-year period and are exercisable at the market price of the shares on the date the options were issued. The Company has authorized the issuance of a maximum of 32,850,000 shares of common stock under the stock option plan. Outstanding options have a weighted average exercise price of $19.35, have a weighted average remaining life of 9.2 years and expire on dates ranging from June 2009 to October 2010.

      A summary of the Company’s stock option activity is as follows:

		Weighted average
	Shares	exercise price

Outstanding at date of reorganization	—	—

Granted	3,310,754	$24.00

Canceled	60,304	24.00

Outstanding at October 31, 1999	3,250,450	$24.00

Outstanding at October 31, 1999	3,250,450	$24.00

Granted	5,364,042	17.30

Canceled	800,899	22.72

Outstanding at October 31, 2000	7,813,593	$19.35

      The weighted average fair value of options granted during the year ended October 31, 2000 was $12.65 per option. Options granted during the year and outstanding at October 31, 2000 have a weighted average remaining contractual life of 9.4 years and expire on dates ranging from January 2010 to October 2010.

      In addition, certain employees of the Company participate in TD Bank’s stock option plan. Under TD Bank’s stock option plan, options on TD Bank common shares are issued to certain employees of the Company for terms of 10 years, vest over a four-year period and are exercisable at the market price of the shares on the date the options were issued. During 1997, the plan was modified to allow employees to elect to receive cash for the options equal to their intrinsic value, being the difference between the option exercise price and the current market value of the shares. Pursuant to SFAS No. 123, the Company has recorded compensation expense based on the annual change in the intrinsic value of the stock options. The Company recorded compensation expense/(income) in the amounts of $1,272, $5,332 and $(117) for the years ended October 31, 2000, 1999 and 1998, respectively, for employee stock options. No compensation expense was recognized for fiscal years prior to 1997. Effective May 1, 2000, certain option holders signed legally binding waivers to forfeit their right to a shareless exercise as provided by the plan, resulting in no further expense being recorded for the change in intrinsic value of the stock options. Outstanding options have exercise prices ranging from $5.38 to $24.53, have a weighted average remaining contractual life of 7.13 years, and expire on dates ranging from April 2003 to December 2009.

      A summary of the Company’s portion of stock option activity and related information of TD Bank is as follows:

		Weighted		Weighted		Weighted
		average		average		average
		exercise		exercise		exercise
For the year ended October 31	2000	price	1999	price	1998	price

Number outstanding, beginning of period	1,811,950	$15.42	1,224,194	$10.74	821,792	$8.80

Granted	85,000	24.53	673,400	16.86	501,800	20.79

Transferred In	198,700	10.69	—	—	—	—

Exercised	(230,425)	10.20	(77,498)	7.41	(97,300)	7.24

Forfeited	(115,750)	13.86	(8,146)	16.00	(2,098)	10.02

Number outstanding, end of period	1,749,475	$15.67	1,811,950	$15.42	1,224,194	$10.74

Exercisable, end of period	870,469	$13.38	581,275	$11.37	455,234	$7.55

      The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock compensation and, accordingly, does not recognize any compensation cost associated with this plan in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its options under SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net income for the year ended October 31, 2000 would have been as follows:

For the year ended October 31	2000	1999	1998

Net income as reported	$210,316	$97,346	$48,713

Pro forma net income	192,913	92,692	47,865

Basic earnings per share, as reported	0.56	0.28	0.15

Diluted earnings per share, as reported	0.55	0.28	0.15

Pro forma basic earnings per share	0.51	0.27	0.14

Pro forma diluted earnings per share	0.51	0.27	0.14

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for options granted during the period: dividend yield of 0%; expected volatility of 69%; risk-free interest rate of 5.75%; and an expected life of nine years for all grants.

      The fair value of each option grant issued by TD Bank is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for options granted during the period: dividend yield of 2.2%; expected volatility of 31%; risk-free interest rate of 5.58%; and an expected life of seven years for all grants.

9.  Commitments and Contingent Liabilities

      The Company leases office space and equipment under noncancelable operating leases with third parties and affiliates (Note 15) extending for periods in excess of one year. Future minimum rental commitments under such leases as of October 31, 2000 are as follows:

For the year ending October 31

2001	$46,978

2002	43,176

2003	38,336

2004	32,674

2005	30,631

Thereafter	139,080

$330,875

      Rental expense amounted to approximately $38,768, $33,059 and $22,300 for the years ended October 31, 2000, 1999 and 1998, respectively.

      In the normal course of conducting its securities business, the Company has been named as a defendant in certain lawsuits, claims and legal actions. In the opinion of management, after consultation with outside legal counsel, the ultimate outcome of pending litigation and inquiries will not have a material adverse effect on the financial condition or results of operations of the Company.

10.  Net Capital Requirements

      As registered broker-dealers and members of the New York Stock Exchange, TDW US and NISC are subject to the Securities and Exchange Commission’s Uniform Net Capital Rule (the “Rule”), which requires the maintenance of minimum net capital. At October 31, 2000 and 1999, TDW US and NISC were both in compliance with their respective capital requirements. TDW US had net capital of $10,103 and $21,439 as at October 31, 2000 and 1999, respectively, which was $5,419 and $18,918, respectively, in excess of its required net capital. NISC had net capital of $806,347 and $380,967 as at October 31, 2000 and 1999, respectively, which was $672,795 and $277,276, respectively, in excess of its required net capital.

      TDW Canada is a member of the Investment Dealers Association of Canada (“IDA”) and is required to meet the risk-adjusted capital rules, which require the maintenance of minimum risk-adjusted capital of Cdn$250 (US$164 at October 31, 2000). As of October 31, 2000 and 1999, TDW Canada was in compliance with such requirements.

      TDW UK, TDW Australia and TDW HK are all subject to broker-dealer capital requirements in their respective countries and, as of October 31, 2000 and 1999, were in compliance with such requirements as and when applicable.

11.  Employee Benefit Plans

      Substantially all of the Company’s full-time U.S. employees are eligible to participate in the defined contribution profit sharing and 401(k) plans sponsored by an affiliate. The Company makes discretionary contributions to the profit sharing plan and makes mandatory matching contributions to the 401(k) plan based on a percentage of each employee’s contribution, up to 6% of the employee’s compensation per pay period. The total expenses recognized by the Company for contributions to the profit sharing and 401(k) plans for the years ended October 31, 2000, 1999 and 1998 were $29,473, $10,960 and $6,400, respectively.

      Substantially all of the Company’s Canadian employees are eligible to participate in TD Bank’s pension plan, in which membership is voluntary, and funding is provided by contributions from TD Bank and members of the plan. Each year, actuarial valuations are made of the pension plans maintained by TD Bank to determine the present value of the accrued pension benefits. Pension plan assets are valued at market values. Pension costs are determined based upon separate accrued valuations using the projected benefit method pro-rated on service and TD Bank management’s estimates rather than on valuations for funding purposes. There is no separate actuarial valuation for the Company, but the Company is charged its portion of pension expense by TD Bank. Pension expense/(income) includes the cost of pension benefits for the current year’s service, interest expense on pension liabilities, income on plan assets, and the amortization of pension adjustments on a straight-line basis over the expected average remaining service life of TD Bank’s employee group. The Company’s pro-rata share of TD Bank’s pension expense/(income) was $1,860, $1,433 and $(182) for the years ended October 31, 2000, 1999 and 1998, respectively.

      TD Bank also provides the Company’s Canadian employees with certain health care and life insurance benefits upon retirement. Eligible employees are those who retire from TD Bank and the Company at normal retirement age. TD Bank recognizes the cost of these benefits as incurred by the retirees. The pro rata share of this cost is charged to the Company in the year it is incurred under the master services agreement.

12.  Income Taxes

      Income tax provision consists of the following:

For the year ended October 31	2000	1999	1998

Current:

U.S. Federal	$94,122	$54,071	$27,392

State	13,012	8,121	4,696

Foreign	75,208	29,512	21,180

Total current	182,342	91,704	53,268

Deferred:

U.S. Federal	(6,754)	(2,097)	1,149

State	(876)	(931)	197

Foreign	(3,460)	(3,484)	151

Total deferred	(11,090)	(6,512)	1,497

Total income tax provision	$171,252	$85,192	$54,765

      The temporary differences which have created deferred tax assets and liabilities, included in other assets in the consolidated statements of financial condition, are detailed below:

As at October 31	2000	1999

Deferred tax assets:

Depreciation and amortization	$2,225	$1,326

Accruals and allowances	10,532	3,611

Foreign operations	7,044	3,484

Total deferred tax assets	19,801	8,421

Deferred tax liabilities:

Goodwill and other	(3,882)	(3,592)

Total deferred tax liabilities	(3,882)	(3,592)

Net deferred tax asset	$15,919	$4,829

      The Company determined that no valuation allowance against deferred tax assets as at October 31, 2000 and 1999 was necessary.

      The following is a reconciliation of the provision for income taxes and the amount computed by applying the U.S. Federal statutory rate to income before income taxes:

For the year ended October 31	2000	1999	1998

U.S. Federal statutory income tax rate	35.0%	35.0%	35.0%

State and local income taxes, net of Federal income tax benefit	2.1	3.9	4.8

Foreign provincial income taxes	4.4	3.4	6.7

Amortization of goodwill and other	3.4	4.4	6.4

	44.9%	46.7%	52.9%

13.	Financial Instruments With Off Balance Sheet Risk and Concentration of Credit Risk

      In the normal course of business, the Company is exposed to off balance sheet risk. The Company executes, as agent, securities transactions on behalf of its customers. If either the customer or the counterparty fails to perform, the Company may be required to discharge the obligations of the nonperforming party. In such circumstances, the Company may sustain a loss if the market value of the security is different from the contract value of the transaction.

      In the normal course of business, the Company may deliver securities as collateral in support of various secured financing sources such as bank loans and deposits received for securities loaned. In addition, the Company delivers customer securities as collateral to satisfy margin deposits of various clearing organizations. In the event the counterparty is unable to meet its contracted obligation to return customer securities delivered as collateral, the Company may be obligated to purchase the securities in order to return them to the owner. In such circumstances, the Company may incur a loss up to the amount by which the market value of the securities exceeds the value of the loan or other collateral received by, or in the possession or control of, the Company.

      Securities sold, not yet purchased represents obligations of the Company to purchase securities at a future date. The Company may incur a loss if the market value of the securities subsequently increases.

      For transactions in which the Company extends credit to customers and counterparties, the Company seeks to control the risks associated with these activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. The Company monitors required margin levels daily and, pursuant to such guidelines, requests customers to deposit additional collateral or reduce securities positions when necessary.

      The Company has a global retail customer base. The Company conducts business with brokers and dealers, clearing organizations and depositories that are primarily located in the United States, Canada, Australia, the United Kingdom and Hong Kong. The majority of the Company’s transactions and, consequently, the concentration of its credit exposures are with customers, broker-dealers and other financial institutions in the United States and Canada. This results in credit exposure in the event that the counterparty fails to fulfill its contractual obligations. The Company’s exposure to credit risk can be directly affected by volatile securities markets, which may impair the ability of counterparties to satisfy their contractual obligations. The Company seeks to control its credit risk through a variety of reporting and control procedures, including establishing credit limits based upon a review of the counterparty’s financial condition and credit rating. The Company monitors collateral levels on a daily basis for compliance with regulatory and internal guidelines, and requests changes in collateral levels as appropriate.

14.  Fair Value of Financial Instruments

      SFAS No. 107, Disclosure about Fair Value of Financial Instruments, requires the disclosure of the fair value of financial instruments, including assets and liabilities recognized in the consolidated statements of financial condition. Securities owned and securities sold, not yet purchased are reported at their fair value based on market quotes. Management estimates that the fair value of all other financial instruments recognized in the consolidated statements of financial condition (including deposits received for securities loaned, receivables, payables and accruals, and bank loans and overdrafts) approximates their carrying value, as such financial instruments are short-term in nature, bear interest at current market rates or are subject to restrictions or other specific provisions which offset any fair value adjustments.

15.  Related Party Transactions

      The Company transacts business and has extensive relationships with TD Bank, TDW Holdings and other affiliates. Due to these relationships, it is possible that the terms of these transactions are not the same as those which would result from transactions among unrelated parties. A description of these transactions and relationships is set forth below.

General

      Directors, officers and employees of the Company maintain cash and margin accounts with the Company’s broker-dealer subsidiaries and execute securities transactions through these firms in the ordinary course of business. As of October 31, 2000 and 1999, receivables from customers included $4,266 and $6,678, respectively, representing accounts of executive officers and directors. As of October 31, 2000 and 1999, payables to customers included $502 and $65, respectively, representing accounts of executive officers and directors.

      The Company, where possible, utilizes the commercial banking and related services of TD Bank and its affiliates, which are provided to the Company at standard commercial rates.

      As more fully discussed in Note 3 and Note 12, the Company’s U.S. operations are included in the consolidated Federal income tax returns and combined state and local income tax returns of an affiliate filed in the U.S. The provisions recorded by the Company for income taxes in the U.S. and Canada do not differ materially from the provisions that would have resulted had the Company filed separate income tax returns.

U.S. operations

      TDWAM acts as investment advisor and provides various administrative and shareholder services to a series of proprietary mutual funds. TDWAM receives fees from the funds, based primarily on the average daily net asset value of the funds but may, at its discretion, choose to waive all or a portion of the fees at any time.

      TDWAM also provides investment advisory services to TD Waterhouse Bank, N.A. (“TDWB”), an affiliated commercial bank, with respect to TDWB’s investments in fixed income securities, and receives fees based on the market value of the assets under management.

      Customers of TDW US may elect to sweep the excess cash balances held in their brokerage accounts into a Federal Deposit Insurance Corporation (“FDIC”) insured money market account offered by TDWB. In connection with this arrangement, TDW US provides TDWB with record-keeping and shareholder services and as compensation receives a fee based on the average daily cash balance that its customers maintain at TDWB.

      Fee income related to the aforementioned transactions and relationships of the Company has been included in mutual fund and related revenue in the accompanying consolidated statements of income; the corresponding amounts are as follows:

For the year ended October 31	2000	1999	1998

Fees	$74,913	$53,265	$23,719

Fees waived	(15,397)	(13,854)	(3,894)

Fee income	$59,516	$39,411	$19,825

      Commencing in fiscal 1998, NISC provided clearing services to a U.S. affiliate of TD Bank and received clearing fees at rates approximating those charged to third-party introducing brokers. The income from this relationship was $1,623 and $867 for the years ended October 31, 2000 and 1999, respectively. These fees have been included in commissions and fees.

      In addition the Company, primarily through TDW US, provides TDWB with various marketing and administrative support services. These services include the marketing of TDWB’s FDIC insured deposit accounts and various credit products. In addition to these marketing services, TDW US provides TDWB with various executive and administrative support services. These services include audit, tax, human resources, employee benefits and legal, as well as the provision of office space. The Company also provides certain administrative and regulatory reporting functions for TDWB. The Company is reimbursed for such services on a cost recovery basis, in the amounts of $515 and $800 for the years ended October 31, 2000 and 1999, respectively. These amounts are included as a recovery in other expenses in the consolidated statements of income.

      In the normal course of business, the US subsidiaries of the Company obtain funding for operations from TDW Holdings. This funding is interest bearing and is payable on demand. In aggregate, the Company’s US subsidiaries had outstanding borrowings from TDW Holdings of $328.8 million and $27.7 million as at October 31, 2000 and 1999, respectively.

International operations

      TDW Canada sells mutual funds, some of which are managed by TD Asset Management Inc. (“TD Asset Management”). TD Asset Management pays trailer fees to the Company based on the net asset value of the mutual funds held by TDW Canada’s customers.

      TDW Canada also pays TD Bank for account administration support provided by the branch network in Canada.

      TDW Canada provides clearing services to TD Bank and affiliates at commercial rates. Prior to the reorganization and the Offerings, this part of TDW Canada was a division of TD Bank and, therefore, fees received by TDW Canada from TD Bank were determined on a cost recovery basis. Subsequent to the reorganization and the Offerings, fees for such services were renegotiated at commercial rates.

      Prior to the reorganization and the Offerings, all employees involved in the TDW Canada businesses were employees of TD Bank. TD Bank allocated compensation expense to the Company for those periods based on an estimate of the actual compensation earned by each TD Bank employee who performed services for TDW Canada, plus an estimate of the related employment benefits applicable to these employees, which was based on a percentage of total compensation.

      TD Bank provides significant administrative and other services to TDW Canada. Charges for these services are calculated on a cost recovery basis. A detailed description of the services follows:

•	Some leases for TDW Canada’s head office and branch locations are negotiated by TD Bank, and rental expense is allocated to the Company by TD Bank. The rental charge includes the lease costs, insurance and management, and maintenance expenses. Rental amounts are also paid by the Company on TD Bank-owned property which TDW Canada occupies. TD Bank also charges TDW Canada for use of its equipment and provides hardware, software and telephone infrastructure services, which are charged to TDW Canada based on services used.

•	Professional services such as internal audit and legal are provided by TD Bank and charged to the Company at an hourly rate for specific work performed on TDW Canada’s business. TD Bank’s systems research and development group works with TDW Canada’s in-house systems group to provide software solutions and its services are also charged at an hourly rate.

•	Overhead costs associated with the following general services have been allocated to the Company based on the proportion of TDW Canada’s revenues to total consolidated TD Bank revenues: payroll services and corporate human resource policy and procedures, financial statement consolidation, business planning, forecasting and tax planning, official external communications (which include press releases, annual and quarterly reporting, and investor, government and community relations), charitable donations and costs related to employee communications, and overall TD Bank marketing expenses (which include advertising and market research). In addition, economic research is provided to TDW Canada and is used for marketing and client education purposes, and the costs of preparing the research are charged based on usage. Policies and procedures for credit and market risk management are formulated centrally by TD Bank. Expense allocations are determined based on the time spent on each business.

      TD Bank advances funding in the form of subordinated loans to TDW Australia and TDW UK. TDW Australia maintained available subordinated debt lines with an affiliate totaling $23,741 and $25,507 for the years ended October 31, 2000 and 1999, respectively. TDW UK established and maintained a subordinated debt line with TD Bank totaling $36,212 and $8,373 for the years ended October 31, 2000 and 1999, respectively. As at October 31, 2000, TDW Australia had drawn $2,606, and had not drawn down on its line at October 31, 1999. TDW UK had drawn down $27,521 and $4,606 on its line as at October 31, 2000 and 1999, respectively.

      Revenues and expenses resulting from the aforementioned transactions and relationships of the Company, which are included in the accompanying consolidated statements of income, are as follows:

For the year ended October 31	2000	1999	1998

Revenues

Commissions and fees	$29,992	$21,166	$16,524

Mutual fund and related revenue	11,567	7,366	5,959

Net interest revenue	(1,138)	(1,215)	(1,038)

Total revenues	$40,421	$27,317	$21,445

Expenses

Compensation and benefits	$4,543	$32,475	$52,717

Occupancy and equipment	6,097	11,017	17,065

Professional fees	5,262	3,431	3,600

Other expenses	37,361	18,138	7,190

Total expenses	$53,263	$65,061	$80,572

16.  Stockholders’ Equity

      Historical combined equity as at October 31, 1998 represents the net equity of the subsidiaries and divisions of subsidiaries of TD Bank, which was contributed to the Company in connection with the reorganization and Offerings.

      NISC issued 10,000 preferred shares with a US$23,700 par value as part of the reorganization. The shares carry a semi-annual dividend based on six-month London interbank offering rates, have no fixed maturity but are redeemable at any time, in whole or in part, at the issuer’s option. Five shares remain outstanding.

      TD Waterhouse Canada, as part of the consideration in the acquisition of CT Securities Inc. issued 17,100 Class B preferred shares with a Cdn$1,000 par value. The shares are non-voting, carry a non-cumulative floating rate dividend feature based on bankers acceptance rates in effect, from time to time, payable quarterly, if declared, and are redeemable, at the issuer’s option, five years following the issue date of April 13, 2000.

      Common stock in the consolidated statements of financial condition includes 36 million shares of common stock (see Note 2 — Reorganization) and 3.37 million shares of common stock (see Note 4 — CT Securities Inc.), which are issuable upon exchange of the exchangeable preference shares of TDW Canada held by TD Bank and by CT Financial Services Inc., respectively.

17.  Earnings Per Share

      SFAS No. 128, Earnings Per Share, requires a dual presentation of basic and diluted earnings per share (“EPS”). Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period, including the exchangeable preference shares of TDW Canada (Notes 2, 4 and 16). Diluted EPS reflects the potential reduction in EPS that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. EPS under the basic and diluted computations is as follows.

For the year ended October 31	2000	1999	1998

Net Income	$210,316	$97,346	$48,713

Weighted average number of common shares outstanding — basic	378,942	348,509	333,000

Common stock equivalent shares related to stock incentive plans	213	—	—

Weighted average number of common shares outstanding — diluted	379,155	348,509	333,000

Basic earnings per share	$0.56	$0.28	$0.15

Diluted earnings per share	$0.55	$0.28	$0.15

      For the prior periods, securities or other contracts to issue common stock did not have a dilutive impact.

18.  International Operations

      The total revenues, income before income taxes and identifiable assets of the Company’s businesses by geographic region are summarized below:

For the year ended October 31	2000	1999	1998

Total revenues:

United States	$1,040,688	$709,214	$423,789

Canada	453,932	228,967	180,051

Other	80,795	21,936	10,621

Total	$1,575,415	$960,117	$614,461

Income before income taxes:

United States	$240,163	$134,331	$64,243

Canada	172,535	61,367	45,739

Other	(31,130)	(13,160)	(6,504)

Total	$381,568	$182,538	$103,478

As at October 31	2000	1999

Identifiable assets:

United States	$7,592,537	$6,327,880

Canada	2,937,505	2,048,049

Other	459,275	215,887

Total	$10,989,317	$8,591,816

19.  Reconciliation of U.S. and Canadian Generally Accepted Accounting Principles

      The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Material differences at October 31, 2000 and 1999 and for the fiscal years ended October 31, 2000, 1999 and 1998 between U.S. GAAP and accounting principles generally accepted in Canada (“Canadian GAAP”) are described below:

For the year ended October 31	2000	1999	1998

Net income

Net income based on U.S. GAAP	$210,316	$97,346	$48,713

Stock-based compensation, net of tax	1,272	2,562	(68)

Net income based on Canadian GAAP	$211,588	$99,908	$48,645

As at October 31	2000	1999

Statement of financial condition

Total assets based on U.S. GAAP	$10,989,317	$8,591,816

Customer transactions as of trade date	1,022,291	1,218,236

Total assets based on Canadian GAAP	$12,011,608	$9,810,052

Total liabilities based on U.S. GAAP	$8,765,394	$6,639,696

Customer transactions as of trade date	1,022,291	839,411

Total liabilities based on Canadian GAAP	$9,787,685	$7,479,107

Stock-based compensation

      During 1997, the TD Bank employee stock option plan was modified to allow option holders to elect to receive cash for an option’s intrinsic value, which is the difference between the option’s exercise price and the current market value of the shares. In accounting for stock options with this feature, SFAS No. 123 requires expensing the annual change in the intrinsic value of the stock options. For options that have not fully vested, the change in intrinsic value is amortized over the remaining vesting period. For purposes of preparing its Canadian GAAP financial statements, TD Bank does not record compensation expense for stock-based compensation, but rather cash payments to option holders are charged to retained earnings. Effective May 1, 2000, certain option holders signed legally binding waivers to forfeit their right to a shareless exercise as provided by the plan, resulting in no further expense being recorded for the change in intrinsic value of the stock options as from that date. Accordingly, this resulted in the U.S. GAAP to Canadian GAAP reconciling amount for the year remaining at the year-to-date figure as at April 30, 2000, the end of the second financial quarter.

Customers’ securities transactions

      Under U.S. GAAP, customers’ securities transactions are recorded on a settlement date basis. Under Canadian GAAP, customers’ securities transactions are recorded on a trade date basis.

Schedule II

VALUATION AND QUALIFYING ACCOUNTS

		Additions

	Balance at	Charged			Balance at
	Beginning	to		Written	End of
Descriptions	of Year	Expense	Other*	Off	Year

	(in thousands)

For the year ended October 31, 2000:

Allowance for doubtful accounts	$10,781	$23,760	$0	$(1,493)	$33,048

For the year ended October 31, 1999:

Allowance for doubtful accounts	$4,731	$7,395	$0	$(1,345)	$10,781

For the year ended October 31, 1998:

Allowance for doubtful accounts	$2,619	$3,128	$0	$(1,016)	$4,731

*	Represents collections of previously written-off accounts.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      During the years ended October 31, 2000 and 1999, there were no changes in or disagreements with our accountants on accounting and financial disclosure.

Part III

Item 10.  Directors and Executive Officers of the Company

      The information about Directors required to be furnished pursuant to this item is incorporated by reference from portions of our definitive proxy statement for our 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after October 31, 2000 (the “Proxy Statement”). Information with respect to our Executive Officers is included on pages 20-21 of this filing in “Item 1. Business-Executive Officers of the Registrant.”

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

Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)  The following documents are filed as part of this Report:

      1.  Financial Statements and Financial Statement Schedules

           See “Item 8. Financial Statements and Supplementary Data”

      2.  Exhibits

Exhibit
Number	Description

2.1	Transfer and Assumption Agreement between TD Bank and TD Waterhouse Investor Services (Canada) Inc.
2.2	Transfer and Assumption Agreement between TD Securities Inc. and TD Waterhouse Investor Services (Canada) Inc.
2.3	Share Transfer Agreement between TD Bank and TD Waterhouse.
3.1	Amended and Restated Certificate of Incorporation of TD Waterhouse.
3.2	By-laws of TD Waterhouse (Incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1, Registration No. 333-77521).
4.1	Specimen common stock certificate (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1, Registration No. 333-77521).

Exhibit
Number	Description

4.2	Amended and Restated Support and Exchange Agreement dated April 13, 2000 by and among the Company, TD Waterhouse Canada, TD Waterhouse Holdings, Inc., TD Securities Inc., CT Financial Services, Inc. and TD Bank (Incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2000).
4.3	Exchangeable Preference Share Terms of TD Waterhouse Investor Services (Canada), Inc. (Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-1, Registration No. 333-77521).
4.4	Certificate of Designation creating Special Voting Preferred Stock of TD Waterhouse.
4.5	Specimen Special Voting Preferred stock certificate (Incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-1, Registration No. 333-77521).
10.1	1999 TD Waterhouse Group, Inc. Stock Incentive Plan (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8, Registration No. 333-40236).
10.2	The Toronto-Dominion Bank 1993 Stock Option Plan (Incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1, Registration No. 333-77521).
10.3	Master Services Agreement between TD Waterhouse and TD Bank dated June 28, 1999, as amended.
10.4	Tax Sharing Agreement between TD Waterhouse and TD Waterhouse Holdings, Inc.
10.5	TD Bank Long Term Capital Plan. (Incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1999).
10.6	Employment Agreement, dated as of October 1, 1999 between Stephen D. McDonald and the Company. (Incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1999).
10.7	Employment Agreement, dated as of October 1, 1999 between Frank J. Petrilli and the Company. (Incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1999).
10.8	Employment Agreement, dated as of October 1, 1999 between John G. See and the Company. (Incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1999).
10.9	Employment Agreement, effective as of June 1, 2000 between Bharat B. Masrani and the Company.
10.10	Employment Agreement, dated as of October 1, 1999 between Richard J. Rzasa and the Company.
10.11	The Toronto-Dominion Bank 2000 Stock Incentive Plan.
10.12	Amendment to the Master Services Agreement between TD Bank and TD Waterhouse effective as of June 28, 1999.
10.13	Amendment to the Master Services Agreement between TD Bank and TD Waterhouse dated April 13, 2000.
10.14	TD Waterhouse Group, Inc. Covered Employee Cash Incentive Plan.
21.1	List of Subsidiaries.
27.1	Financial Data Schedule.

      (b)  Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended October 31, 2000.

      (c)  Exhibits

See Section (a)(2) of this Item 14.

Signatures

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TD WATERHOUSE GROUP, INC.

Dated: January 26, 2001

By:	/s/STEPHEN D. MCDONALD

Stephen D. McDonald
Chief Executive Officer and
Deputy Chairman

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ A. CHARLES BAILLIE A. Charles Baillie	Chairman of the Board	January 26, 2001
/s/ STEPHEN D. MCDONALD Stephen D. McDonald	Chief Executive Officer, Deputy Chairman and Director (Principal Executive Officer)	January 26, 2001
/s/ FRANK J. PETRILLI Frank J. Petrilli	President, Chief Operating Officer and Director	January 26, 2001
/s/ JOHN G. SEE John G. See	Vice Chairman and Director	January 26, 2001
/s/ LAWRENCE M. WATERHOUSE, JR. Lawrence M. Waterhouse, Jr.	Director	January 26, 2001
/s/ DR. WENDY K. DOBSON Dr. Wendy K. Dobson	Director	January 26, 2001
/s/ STEVEN B. DODGE Steven B. Dodge	Director	January 26, 2001
/s/ LEO J. HINDERY, JR. Leo J. Hindery, Jr.	Director	January 26, 2001
/s/ JOHN M. THOMPSON John M. Thompson	Director	January 26, 2001
/s/ B. KEVIN STERNS B. Kevin Sterns	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	January 26, 2001