Form 10-Q
period 2001-01-31
TD WATERHOUSE GROUP INC
filed 2001-03-15
CIK 1085095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2001

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                         to

Commission file number 1-15101

TD Waterhouse Group, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-4056516
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

100 Wall Street, New York, NY	10005
(Address of Principal Executive Offices)	(Zip Code)

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

      Number of shares outstanding of each of the registrant’s classes of Common Stock at March 14, 2001.

Common Stock, $.01 Par Value	379,789,350 shares

TD WATERHOUSE GROUP, INC.

FORM 10-Q QUARTERLY REPORT
For the Quarter Ended January 31, 2001

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

Part I.

Item 1.  Financial Statements

TD WATERHOUSE GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands of dollars, except share and per share data)
(Unaudited)

	Three Months Ended
	January 31,

	2001	2000

Revenues

Commissions and fees	$196,252	$258,810

Mutual fund and related revenue	41,600	33,197

Net interest revenue	79,820	75,917

Other	29,621	13,724

Total revenues	347,293	381,648

Expenses

Employee compensation and benefits	101,907	103,534

Execution and clearing costs	39,532	41,149

Occupancy and equipment	34,541	26,854

Advertising and marketing	27,997	36,131

Communications	15,495	13,616

Amortization of goodwill	11,877	9,625

Professional fees	11,568	8,602

Other	39,458	40,865

Total expenses	282,375	280,376

Income before income taxes	64,918	101,272

Income tax provision	27,847	44,256

Net income	$37,071	$57,016

Basic earnings per share	$0.10	$0.15

Diluted earnings per share	$0.10	$0.15

Weighted average number of shares outstanding — basic	379,789,350	376,419,200

Weighted average number of shares outstanding — diluted	379,861,658	376,419,200

The accompanying notes are an integral part of these consolidated financial statements.

TD WATERHOUSE GROUP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands of dollars, except share and per share data)
(Unaudited)

	January 31, 2001	October 31, 2000

Assets

Cash and cash equivalents	$411,992	$859,579

Securities owned, at market value	542,612	138,515

Receivable from brokers and dealers	107,854	104,266

Receivable from customers	6,085,545	7,978,551

Deposits paid for securities borrowed	1,215,981	640,750

Receivable from affiliates	8,814	5,039

Deposits with clearing organizations	57,513	51,943

Fixed assets, net of accumulated depreciation	158,082	140,591

Goodwill, net of accumulated amortization	796,714	804,266

Other assets	207,790	265,817

Total assets	$9,592,897	$10,989,317

Liabilities and Stockholders’ Equity

Liabilities

Bank loans and overdrafts	$27,458	$963,031

Deposits received for securities loaned	3,218,328	4,111,677

Securities sold, not yet purchased, at market value	5,411	6,396

Payable to brokers and dealers	158,998	105,467

Payable to customers	3,324,873	2,849,485

Payable to affiliates	351,455	358,907

Accrued compensation, taxes payable and other liabilities	240,201	370,431

Total liabilities	7,326,724	8,765,394

Commitments and contingent liabilities (Note 2)

Stockholders’ Equity

Preferred stock, $.01 par value: 100 million shares authorized, one share issued and outstanding	—	—

Preferred stock of subsidiaries, $23,700 par value:

100,000 shares authorized, 5 shares issued and outstanding	119	119

Preferred stock of subsidiaries, Cdn$1,000 par value: unlimited shares authorized, 17,100 shares issued and outstanding	11,829	11,829

Common stock, $.01 par value: 700 million shares authorized, 379,789,350 shares issued and outstanding	3,798	3,798

Additional paid-in capital	1,983,730	1,983,730

Retained earnings	278,828	241,757

Accumulated other comprehensive loss	(12,131)	(17,310)

Total stockholders’ equity	2,266,173	2,223,923

Total liabilities and stockholders’ equity	$9,592,897	$10,989,317

The accompanying notes are an integral part of these consolidated financial statements.

TD WATERHOUSE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(Unaudited)

	Three Months Ended
	January 31,

	2001	2000

Cash flows from operating activities:

Net income	$37,071	$57,016

Adjustments to reconcile net income to cash provided by/(used in) operating activities:

Depreciation and amortization	24,641	16,628

(Increases)/decreases in operating assets:

Securities owned	(400,179)	220,224

Receivable from brokers and dealers	(2,693)	(114,107)

Receivable from customers	1,915,852	(3,273,123)

Deposits paid for securities borrowed	(561,031)	985

Receivable from affiliates	(3,775)	141,657

Deposits with clearing organizations	(5,299)	(9,234)

Other assets, net	55,039	93,387

(Decreases)/increases in operating liabilities:

Bank loans and overdrafts	(935,811)	850,838

Deposits received for securities loaned	(902,056)	1,151,544

Securities sold, not yet purchased	(1,071)	5,307

Payable to brokers and dealers	52,032	318,437

Payable to customers	443,167	586,321

Payable to affiliates	(9,007)	236,563

Accrued compensation, taxes payable and other liabilities	(132,820)	31,738

Cash (used in)/provided by operating activities	(425,940)	314,181

Cash flows from investing activities:

Purchase of furniture, equipment and leasehold improvements	(29,128)	(18,742)

Acquisitions of businesses, net of assets acquired and liabilities assumed	—	(15,840)

Cash used in investing activities	(29,128)	(34,582)

Cash flows from financing activities:

Subordinated debt with affiliate	1,092	9,152

Cash provided by financing activities	1,092	9,152

Effect of exchange rate differences in cash and cash equivalents	6,389	3,217

(Decrease)/increase in cash and cash equivalents	(447,587)	291,968

Cash and cash equivalents, beginning of period	859,579	569,181

Cash and cash equivalents, end of period	$411,992	$861,149

Supplemental disclosures of cash flow information

Cash paid for interest	$106,192	$60,053

Cash paid for income taxes	$29,071	$70,409

The accompanying notes are an integral part of these consolidated financial statements.

TD WATERHOUSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)
(Unaudited)

1.  Organization and Description of the Business

      TD Waterhouse Group, Inc. (the “Company”), is a Delaware holding company which, through its operating subsidiaries, is a leading provider of online financial services to investors in the United States, Canada, the United Kingdom, Australia and Hong Kong. The Company also has joint ventures in Japan, India and Luxembourg to serve investors in those countries. As of January 31, 2001, the Company was 88.6% owned by The Toronto-Dominion Bank (“TD Bank”) directly and through certain of TD Bank’s subsidiaries.

      The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant transactions and balances between and among the Company and its subsidiaries have been eliminated in consolidation. These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements as of October 31, 2000 included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000, as filed with the SEC.

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

3.  Net Capital Requirements

      As registered broker-dealers and members of the New York Stock Exchange, the Company’s U.S. subsidiaries TD Waterhouse Investor Services, Inc. (“TDW US”) and National Investor Services Corp. (“NISC”) are subject to the SEC’s Uniform Net Capital Rule, which requires the maintenance of minimum net capital. At January 31, 2001 TDW US and NISC were both in compliance with their respective capital requirements and had net capital of $16,611 and $833,156, respectively, which was $12,777 and $732,012, respectively, in excess of their required net capital.

      TD Waterhouse Investor Services (Canada) Inc. (“TDW Canada”) is a member of the Investment Dealers Association of Canada (“IDA”) and is required to meet its risk-adjusted capital rules, which require the maintenance of minimum risk-adjusted capital of Cdn. $250 (U.S. $167 at January 31, 2001). As at January 31, 2001, TDW Canada was in compliance with such requirements.

      TD Waterhouse Investor Services (UK) Limited (“TDW UK”), TD Waterhouse Holdings (Australia) Pty. Limited (“TDW Australia”), and TD Waterhouse Investor Services (Hong Kong) Limited (“TDW HK”) are all subject to broker-dealer capital requirements in their respective countries and, as at January 31, 2001, were in compliance with such requirements.

4.  Net Interest Revenue

      The Company reports interest revenue, which primarily arises from margin loans to customers, net of related financing cost (interest expense). Interest expense was $101,177 and $83,147, for the three months ended January 31, 2001 and January 31, 2000, respectively.

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

6.  International Operations

      The total revenues, income before income taxes, and identifiable assets of the Company’s businesses by geographic region are summarized below:

	For the Three Months
	Ended
	January 31,

	2001	2000

Total revenues:

United States	$230,989	$269,709

Canada	97,868	93,847

Other	18,436	18,092

Total	$347,293	$381,648

Income before income taxes:

United States	$55,078	$67,506

Canada	25,545	37,138

Other	(15,705)	(3,372)

Total	$64,918	$101,272

	January 31,	October 31,
	2001	2000

Identifiable assets:

United States	$5,936,578	$7,592,537

Canada	3,161,658	2,937,505

Other	494,661	459,275

Total	$9,592,897	$10,989,317

7.  Comprehensive income

      SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income, which includes net income and changes in equity except those resulting from investments by, or distributions to, stockholders. Comprehensive income is as follows:

	For the Three Months
	Ended

	January 31,	January 31,
	2001	2000

Net income	$37,071	$57,016

Changes in other comprehensive income:

Cumulative translation adjustments	5,179	3,217

Total comprehensive income	$42,250	$60,233

8.  Earnings Per Share

      SFAS No. 128, Earnings Per Share, requires a dual presentation of basic and diluted earnings per share. Basic and diluted earnings per share are computed by dividing net income by the weighted average number of

TD WATERHOUSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.  Earnings Per Share — (Continued)

common shares outstanding for the period. The Company’s outstanding stock options do not have a dilutive effect on earnings and, as such, are not included within the calculation.

9.  Reconciliation of U.S. and Canadian Generally Accepted Accounting Principles

      The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Material differences at January 31, 2001 and October 31, 2000 and for the three months ended January 31, 2001 and 2000 between U.S. GAAP and accounting principles generally accepted in Canada (“Canadian GAAP”) are described below.

	For the Three
	Months Ended

	January 31,	January 31,
	2001	2000

Net Income

Net income based on U.S. GAAP	$37,071	$57,016

Stock based compensation, net of tax	—	(1,470)

Net income based on Canadian GAAP	$37,071	$55,546

Statement of Financial Condition

	January 31,	October 31,
	2001	2000

Total assets based on U.S. GAAP	$9,592,897	$10,989,317

Customer transactions as of trade date	1,008,799	1,022,291

Total assets based on Canadian GAAP	$10,601,696	$12,011,608

Total liabilities based on U.S. GAAP	$7,326,724	$8,765,394

Customer transactions as of trade date	1,008,799	1,022,291

Total liabilities based on Canadian GAAP	$8,335,523	$9,787,685

Stock Based Compensation

      The TD Bank employee stock option plan (the “Plan”) allows option holders to elect to receive cash for the option’s intrinsic value, being the difference between the option’s exercise price and the current market value of the shares. In accounting for stock options with this feature, SFAS 123, Accounting for Stock Based Compensation, requires expensing the annual change in the intrinsic value of the stock options. For options that have not fully vested, the change in intrinsic value is amortized over the remaining vesting period. For purposes of preparing its Canadian GAAP financial statements, TD Bank does not record compensation expense for stock based compensation, but rather cash payments to option holders are charged to retained earnings. Effective May 1, 2000, certain option holders signed legally binding waivers to forfeit their right to a shareless exercise as provided by the Plan, resulting in no further expense being recorded for the change in the intrinsic value of the stock options. Accordingly, this resulted in no U.S. GAAP to Canadian GAAP reconciling amounts for the quarter ended January 31, 2001.

Customer’s Securities Transactions

      Under U.S. GAAP, customers’ securities transactions are recorded on a settlement date basis. Under Canadian GAAP, customers’ securities transactions are recorded on a trade date basis.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion of the financial condition and results of operations of TD Waterhouse Group, Inc. and its subsidiaries (collectively referred to as the “Company”) are based on the unaudited consolidated results of our U.S. and international businesses for the three months ended January 31, 2001, and should be read in conjunction with the Company’s audited financial statements as of October 31, 2000. This discussion contains forward-looking statements, including statements regarding our strategy, financial performance and revenue sources, which involve risks and uncertainties. Actual results of operations of the businesses may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including, but not limited to, those set forth elsewhere in this Form 10-Q and under the caption “Business-Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2000, as filed with the SEC.

Overview

      We are one of the largest online financial service providers, and the second largest discount brokerage operation, in the world. We offer investors a broad range of brokerage, mutual fund, banking and other consumer financial products on an integrated basis through 234 branches in the United States, Canada, the United Kingdom, Australia and Hong Kong. Our common stock trades on the New York and Toronto Stock Exchanges. The Company also has joint ventures in Japan, India and Luxembourg to serve investors in those countries. Our principal shareholder is TD Bank, one of Canada’s largest financial institutions.

  Revenues

      Commissions and fees, which account for the majority of total revenues, include commissions earned for executing customer trades; payments received by us from market-makers, exchanges and other execution agents for order flow; and fees for providing trade execution and clearance services to financial institutions in the United States and Canada. Commissions and fees are primarily affected by changes in transaction volumes and changes in the commission or fee rates charged per transaction. Commissions, which account for approximately 92% of commissions and transaction fees, fluctuate based on the number of active customer accounts, the average number of trades per account, and the average commission per revenue trade. Active customer accounts have grown 37% to approximately 3.24 million as at January 31, 2001, from 2.37 million as at January 31, 2000. We define active accounts as accounts that had purchase, sale or other activity or a position during the previous calendar quarter. This account growth has helped to offset the impact of the 45% decrease in the average number of trades per account experienced in comparison to the first quarter ended January 31, 2000, due to decreased investor activity as a result of volatile market conditions. The decrease in the average number of trades per account during the first three months of fiscal year 2001 in comparison to the quarter ended October 31, 2000 moderated to 9%, despite the continued volatility in the markets. The average commission per revenue trade at $20.56 per trade in the first fiscal quarter of 2001 was down 4% from $21.36 per trade in the quarter ended January 31, 2000. Downward pressure on the average commission per revenue trade continued as use of our online trading products, which provide online customers with discounts from our standard commission schedule, increased to 74% of trades conducted. The impact of these events on our operating results is more fully detailed elsewhere in this report.

      We use other broker-dealers to execute our customers’ orders and receive revenue from these broker-dealers for such order flow. Payments for order flow have not increased commensurate with increases in trading volumes as a result of changes in regulations and market conventions that caused market-makers and execution agents to change their payment policies for order flow by reducing the payment per trade and by limiting the types of trades on which payments are made. Order flow revenue for the first quarter was less than 4% of total revenue, roughly on par with the first quarter of 2000. Transaction fees for execution and clearing services continue to grow due to the addition of new clients and general increases in market volumes.

      Mutual fund and related revenue represents customary trailer fees from third party and affiliated mutual funds in the U.S. and Canada and, in the U.S. only, fees for shareholder services, administration and investment management services provided to our proprietary money market and mutual funds. Such fees are based primarily upon the daily amount of customer assets invested in third party mutual funds and upon the average daily net asset value of our proprietary money market and mutual funds. As of January 31, 2001, customers had invested $34.7 billion in mutual and money market funds through us, which represented an increase of 14% from the $30.4 billion customers had invested as of January 31, 2000. Our proprietary money market and mutual funds had net assets valued at $10.2 billion at January 31, 2001, up 21% from the fiscal first quarter 2000 balances of $8.4 billion. Non-proprietary fund balances reached $24.5 billion at January 31, 2001, up 11% from fiscal first quarter 2000 balances of $22.0 billion. Included in these balances was $6.5 billion of customer assets in no-load, no-fee mutual funds sponsored by third parties, up 5% from the fiscal 2000 first quarter balances of $6.2 billion. Commissions relating to the purchase and sale of mutual funds are included in commissions and fees.

      We also receive fees for providing referral and administrative services to our affiliate, TD Waterhouse Bank, N.A. (“TDWB”), which are based on the daily cash balances our customers choose to sweep into a Federal Deposit Insurance Corporation (“FDIC”) insured money market account with TDWB. Customer balances invested that were swept into the FDIC-insured account totaled $5.3 billion as of January 31, 2001, which was an increase of 8% over the $4.9 billion as of January 31, 2000. In addition, we provide investment advisory services to TDWB with respect to TDWB’s fixed income portfolio and receive a fee based on the market value of the assets under management. Fees related to services provided to TDWB are classified as mutual fund and related revenues.

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

      Other revenue consists primarily of revenues derived from ancillary services such as floor brokerage and retirement account administration. Other revenue is also derived from foreign exchange transactions on customer investments in stocks traded on exchanges outside the customer’s home country, fees from affiliates, and gains on proprietary holdings on securities.

  Operating Expenses

      Our largest operating expense is employee compensation and benefits, which includes salaries and wages, incentive compensation and related employee benefits and taxes. We employ a limited number of commissioned sales representatives; therefore, compensation and benefits do not vary directly with changes in commission revenue. Most employees do, however, receive annual incentive compensation based on the overall operating results of our operations in each geographical region, as well as the employee’s individual performance. Therefore, a significant portion of compensation and benefits expense will fluctuate based on our operating results. Prior to the beginning of the third fiscal quarter on May 1, 2000, compensation expense also reflected the change in intrinsic value of TD Bank stock options granted to our employees under TD Bank’s stock option plan. Effective May 1, 2000, certain holders signed legally binding waivers to forfeit their right to a shareless exercise as provided by the plan. As a result, no further expense will be recorded for the change in intrinsic value of the stock options.

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

      Advertising and marketing includes media, print and direct mail advertising expenses and other costs incurred to create brand awareness, promote our product and service offerings and introduce new products and services. Due to the rapid development of new products and services and increased competition, advertising and marketing expense has increased significantly from period to period and management expects this trend to continue, however this expense will be managed to keep in step with revenue growth.

      Communications expense includes telephone expenses, which are generally affected by changes in customer transaction volumes and the increased use of electronic communication channels and online service offerings.

      We have been active in acquiring new businesses to rapidly expand our operations including: Marathon Brokerage in 1993, Waterhouse Securities Group in 1996, Pont Securities Limited in 1997 and Rivkin Croll Smith, Kennedy Cabot & Co., Jack White & Company and Gall & Eke in 1998. In fiscal year 2000, we acquired YorkSHARE Limited in the U.K., CT Securities Inc. in Canada and Dealwise Limited in the U.K. Goodwill relating to our major acquisitions is generally amortized over a period of 20 years from the date of acquisition.

      We also provided the initial funding of two joint ventures in Japan and India, which were completed in the second fiscal quarter, and began activity in the third fiscal quarter of the year 2000. The results of operations for these joint ventures with The Bank of Tokyo-Mitsubishi, Ltd., which provides access to the Japanese market, and with Tata Finance Limited, which provides access to the developing market in India, are reflected in other income and are accounted for under the equity method of accounting. In the first quarter of the fiscal year 2001, we formed a joint venture with Banque Generale du Luxembourg to create a multi-market, multi-channel self directed investing service for high net worth Europeans and have provided the initial funding for the joint venture. This joint venture is expected to become operational this spring. We also announced the formation of a joint venture with The Charles Schwab Corporation (“Schwab”) to acquire the Glasgow, Scotland-based market maker, Aitken Campbell and Company Limited. The Company and Schwab will hold equal stakes in the joint venture, which will form the foundation of the UK market making operation for the joint venture partners. The joint venture and the acquisition, the purchase price of which totals approximately $88 million, are subject to various regulatory approvals, which are expected in the second quarter of 2001.

      Professional fees include fees paid to consultants engaged to support our product, service and systems development efforts, as well as legal and accounting fees. These expenses generally fluctuate with overall changes in the level of business activities.

      Other expenses consist of account administration costs, such as statement production, and general administrative expenses and other costs including printing and supplies, along with fees paid to TD Bank’s branch network for their administrative support and other costs, including postage. They also include expenses for trading errors and provisions against our margin loan portfolio.

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

Effect of Recent Market Conditions

      During the first two quarters of fiscal 2000, stock markets in the U.S. and Canada experienced a significant increase in market price levels and trading volume, which contributed to an increase in investor interest in buying and trading securities. During this period, we reached record levels of trading volume, revenues and net income. However, in the third and fourth quarter of fiscal 2000 and the first quarter of fiscal 2001, market price levels and trading volume decreased considerably from their peak levels in those earlier periods and the stock markets became increasingly volatile. Our revenues and net income were affected by this downturn. The declines in revenues and net income were due primarily to decreases in commissions and transaction fees as a result of a slowdown in investor activity and trades per account. We remained profitable by carefully managing our expenses, including marketing and advertising, as well as other discretionary spending, in response to these changing and volatile market conditions. These conditions have continued into the second quarter of fiscal year 2001.

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

Results of Operations

      The following table sets forth the combined statement of income data for the periods indicated as a percentage of total revenues:

	For the Three
	Months Ended
	January 31,

	2001	2000

Revenues

Commissions and fees	56.5%	67.8%

Mutual fund and related revenue	12.0	8.7

Net interest revenue	23.0	19.9

Other	8.5	3.6

Total revenues	100.0%	100.0%

Expenses

Employee compensation and benefits	29.3%	27.1%

Execution and clearing costs	11.4	10.8

Occupancy and equipment	9.9	7.0

Advertising and marketing	8.1	9.5

Communications	4.5	3.6

Amortization of goodwill	3.4	2.5

Professional fees	3.3	2.3

Other	11.4	10.7

Total expenses	81.3%	73.5%

	For the Three
	Months Ended
	January 31,

	2001	2000

Income before income taxes	18.7%	26.5%

Income tax provision	8.0	11.6

Net income	10.7%	14.9%

Three Months Ended January 31, 2001 Versus Three Months Ended January 31, 2000

  Financial Overview

      Net income for the three months ended January 31, 2001 was $37.1 million, down 35.0% from $57.0 million for the comparable period in 2000. Revenues for the three months ended January 31, 2001 of $347.3 million, were down 9.0% from $381.6 million for the comparable period in 2000. The decline in revenues and net income were due primarily to a 24.2% decrease in commissions and transaction fees resulting from decreased investor activity. The decrease in investor activity resulted primarily from significant declines in market price levels and increases in market volatility during the second half of 2000 and the first quarter of 2001. The impact of the decrease in commission and transaction fees was mitigated by a 25.3% increase in mutual fund and related revenue, a 5.1% increase in net interest revenue, and a 115.8% increase in other revenue.

      Total operating expenses of $282.4 million for the three months ended January 31, 2001 were up marginally, 0.7% from $280.4 million for the comparable period in 2000. This was achieved by the management of compensation costs and advertising costs which offset increases in professional fees and occupancy and equipment costs related to the expanded branch network and continued investments in technology.

  Revenues

     Commissions and Fees

      Commissions and fees were $196.3 million for the three months ended January 31, 2001, down $62.6 million, or 24.2%, from the comparable period in 2000. The total number of trades executed by us has decreased 22.3% from the comparable period in 2000, due to reduced trading by our customers arising from the decrease in market price levels and increased market volatility. Average commissions per revenue trade decreased 3.75% due to the continued increase in use of our online brokerage services, which are offered at a lower price than traditional agent based trading. For the three months ended January 31, 2001, total daily average online and total daily average electronic trades represented 74.0% and 76.6% of total trades, respectively, as compared to 72.1% and 75.3%, respectively, in the comparable 2000 period.

	Three Months Ended
	January 31,
			Percent
	2001	2000	Change

Total daily average online trades	110,399	136,932	(19)%

Touch-tone	3,837	6,135	(37)%

Total daily average electronic trades	114,236	143,067	(20)%

Agent trades	34,910	46,905	(26)%

Total daily average trades	149,146	189,972	(21)%

Average commissions, per revenue trade	$20.56	$21.36	(4)%

      We added approximately 159,500 new customer accounts during the three months ended January 31, 2001, a decrease of 39% from the approximately 260,500 new accounts added during the comparable period in 2000. This reduction reflects a general slowdown in account openings in the industry, as market price levels decreased, market volatility increased, and competition for new customers remained intense. Our advertising and marketing expense per new account was approximately $175 for the three months ended January 31, 2001 versus $139 for the comparable 2000 period. While our cost per new account has increased, nevertheless, we believe that it still is the lowest in the industry.

     Mutual Fund and Related Revenue

      Mutual fund and related revenue was $41.6 million for the three months ended January 31, 2001, up $8.4 million, or 25.3%, from the comparable period in 2000. This increase was due to increased customer assets held in third party mutual funds and proprietary money market and mutual funds.

     Net Interest Revenue

      Net interest revenue was $79.8 million for the three months ended January 31, 2001, up $3.9 million, or 5.1%, from the comparable period in 2000. This increase was achieved despite a 6.8% decrease in average customer margin loans to $6.75 billion during the three months ended January 31, 2001 from $7.25 billion during the comparable period in 2000. Our average net interest spread of 2.79% for the three months ended January 31, 2001 was an improvement on the spread of 2.49% for the comparable period in 2000. This was accomplished as a result of improved funding spreads in our U.S. operations, due in part to a rate increase in the U.S. last summer, as well as an improvement in our funding cost. Along with this improvement we achieved an increased yield on invested capital.

     Other Revenue

      Other revenue was $29.6 million for the three months ended January 31, 2001, up $15.9 million, or 115.8%, from the comparable period in 2000. This increase is attributable to $11.0 million in gains on securities held and a contribution of approximately $4.0 million from a series of fees introduced in the United States during the last six months.

  Operating Expenses

      Compensation and benefits expense was $101.9 million for the three months ended January 31, 2001, down $1.6 million, or 1.6%, from the comparable period in 2000. This decrease was achieved largely through the management of employee variable compensation expense. This decrease offset the increase of 1,140 in the total number of employees over the number of employees in the first quarter 2000, which reflects expansion through acquisition and increased call center capacity.

      Execution and clearing costs were $39.5 million for the three months ended January 31, 2001, down $1.6 million, or 3.9%, from the comparable period in 2000. This decrease was due primarily to decreased transaction volume.

      Occupancy and equipment expense was $34.5 million for the three months ended January 31, 2001, up $7.7 million, or 28.6%, from the comparable period in 2000. This increase over first quarter 2000 was the result of our continued investment in technology, globalization and improvements in customer service. This took the form of additional lease expenses arising from branch openings and the four new call centers opened since then, additions through strategic acquisitions in Canada and the U.K., as well as increased lease and maintenance expenses on data processing equipment. Over $21 million was expended on hardware and software development, although, for the most part, these costs have been capitalized, and will be amortized over the useful life of the equipment or applications.

      Advertising and marketing expense was $28.0 million for the three months ended January 31, 2001, down $8.1 million, or 22.5%, from the comparable period in 2000. This decrease is the result of a reduction from the first quarter 2001 expected spending activity of $30 to $35 million, in response to the less favorable market conditions. First quarter of 2000 marketing expenses included some of the impact of our initial national advertising campaign in the United States under the TD Waterhouse brand that was launched late in the fourth quarter of fiscal 1999.

      Communications expense was $15.5 million for the three months ended January 31, 2001, up $1.9 million, or 13.8%, from the comparable period in 2000. This increase was due to the opening new branches and increased international activity.

      Amortization of goodwill was $11.9 million for the three months ended January 31, 2001, up $2.3 million, or 23.4%, from the comparable period in 2000. The increase is due to the acquisition of CT Securities Inc. in Canada in the second fiscal quarter and of Dealwise Limited in the U.K. in the third fiscal quarter of 2000.

      Professional fees were $11.6 million for the three months ended January 31, 2001, up $3.0 million, or 34.5%, from the comparable period in 2000. This increase was attributable to fees for state registration (up approximately $700 thousand) of the increased dedicated retail associates (up over 500) in call centers and new branches. Expenses associated with the launch of 7 new funds also contributed to the increase (approximately $600 thousand). Fees for computer programming and systems consultants (approximately $3.5 million) were relatively unchanged, with other general consulting and professional fees accounting for the balance of the increase.

      Other expenses were $39.5 million for the three months ended January 31, 2001, down $1.4 million, or 3.4%, from the comparable period in 2000. This decrease reflects lower business volumes.

      Our effective income tax rate for the three months ended January 31, 2001 and 2000 was 42.9% and 43.7%, respectively. The decrease in the effective tax rate was due primarily to a statutory rate decrease in Canada. Further, the greater proportion of pre-tax income in the U.S. relative to Canada, a higher rate tax jurisdiction, improved the effective tax rate. These improvements were mitigated by the increased losses in the other operating units, which have lower statutory tax rates. Our effective tax rate, excluding the tax effects of non-deductible goodwill, was 38.2% and 41.4%, respectively, for the three months ended January 31, 2001 and 2000.

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

Liquidity and Capital Resources

      Historically, we have financed our customer securities operations primarily through customer credit balances, deposits received for securities loaned and other short-term borrowings. As of January 31, 2001, 87.2% of our assets consisted of cash and cash equivalents or assets readily convertible into cash (principally receivables from customers, receivables from brokers and dealers, deposits paid for stock borrowed, and securities owned). Receivables from customers primarily consist of margin loans to customers, which are secured by customers’ readily marketable securities. Receivables from brokers and dealers consist of amounts receivable for pending securities transactions, which can generally be settled within three business days. Deposits paid for securities borrowed represent cash deposits placed with brokers securing marketable securities borrowed by us. Securities owned consist primarily of U.S. and Canadian government securities and other securities, which trade in highly liquid markets.

      Capital expenditures and investments in new technology, services and advertising have to date been financed primarily through earnings from operations. Acquisitions of new businesses have been funded through capital generated from our initial public offering in June 1999, earnings from operations and issuance of preferred and exchangeable preferred stock.

      Net income plus depreciation and amortization was $61.7 million and $73.6 million for the three months ended January 31, 2001 and 2000, respectively. Depreciation and amortization expense, which relates to fixed assets, leasehold improvements and goodwill, was $24.6 million and $16.6 million for the three months ended January 31, 2001 and 2000, respectively. Capital expenditures, excluding acquisitions of new businesses, were $29.1 million and $18.7 million in the three months ended January 31, 2001 and 2000, respectively, which represented 8.4% and 4.9% of total revenues in each period. Capital expenditures, excluding acquisitions of new businesses, during the three months ended January 31, 2001 and 2000, related primarily to the purchase of communications and data processing equipment and leasehold improvements related to new branches and office facilities.

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

  Recently Issued Accounting Standards

      Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in 1998 and, as amended, became effective for all fiscal years which began after June 15, 2000. This standard requires us to recognize all derivatives as either assets or liabilities in our financial statements and to measure such instruments at their face values. Hedging activities must be redesignated and documented pursuant to the provisions of this standard. We adopted the provisions of this standard on November 1, 2000. The effect of this adoption was not material to our financial condition or results of operations.

      In September 2000, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a Replacement of FASB Statement No. 125, which revises the standards for accounting for transfers of financial assets and collateral. In addition, specific implementation guidelines have been established to further distinguish transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for transfers occurring after March 13, 2001 and for disclosures relating to collateral for fiscal years ended after December 15, 2000. We intend to adopt the provisions of SFAS No. 140 in 2001. We do not believe that adoption of this standard will have a material impact on our financial condition and results of operations.

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

      As a part of our brokerage business, we hold short-term interest-earning assets (mainly margin loans to customers) totaling $7.5 billion and $8.8 billion at January 31, 2001 and October 31, 2000, respectively, of which $2.6 billion and $2.3 billion, respectively, were denominated in foreign currencies, primarily the Canadian dollar. Our interest earning assets are financed by short-term interest-bearing liabilities in the form of customer balances and deposits received for stock loaned. We earn a net interest spread on the difference between amounts earned on customer margin loans and amounts paid on stock loan and customer credit balances. Since we establish the rate paid on customer cash balances, a substantial portion of our interest rate risk is under our direct management. We generally move rates earned on loans in lockstep with rates paid on credit balances to maintain a consistent net interest spread, and, therefore, do not anticipate that changes in interest rates will have a material adverse effect on our earnings and cash flows. Similarly, since we manage the assets and liabilities related to our brokerage business on a geographic basis and fund assets with liabilities denominated in the same currency as the assets, we do not anticipate that changes in foreign exchange rates will have a material adverse effect on our net interest revenues or cash flows.

      The Company’s subsidiary, TDW Canada, has entered into interest rate swaps to hedge interest rate risk arising from its investment of approximately $420 million in fixed rate mortgage backed securities, thereby generating floating interest rate income to match its floating rate cost of funds. The mortgaged backed securities are fully guaranteed by the Canadian Government. The Company is exposed to risk of credit loss in the event of nonperformance by its counterparty to the interest rate swap agreements. However, the Company does not anticipate nonperformance by its counterparty. We have established policies, procedures and internal processes governing our management of market risks in the normal course of our business operations.

      We held marketable securities (securities owned) at January 31, 2001 and October 31, 2000, which were recorded at fair value of $542.6 million and $138.5 million, respectively, and sold securities short (securities sold, not yet purchased) at January 31, 2001 and October 31, 2000 with a fair value of $5.4 million and $6.4 million, respectively, which exposes us to market price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in quoted market prices, excluding the $419.8 million investment in mortgage backed securities which are hedged, and amounts to approximately $12.8 million and $14.5 million at January 31, 2001 and October 31, 2000, respectively. Of these positions, approximately $437.4 million and $43.5 million of securities owned at January 31, 2001 and October 31, 2000, respectively, and $4.9 million and $6.1 million of securities sold short at January 31, 2001 and October 31, 2000, respectively, were denominated in foreign currencies, primarily the Canadian dollar. With respect to foreign exchange rate risk on investments denominated in foreign currencies, there continues to be no significant exposure to foreign exchange rate risk, as foreign currency assets are generally funded with liabilities in the same currency.

      In addition, the Company invested structural capital in its international subsidiaries, exposing it to further foreign exchange risk. These investments, which are recorded at the historical cost in U.S. dollars, are subject to foreign currency risk. The total historical equivalent U.S. dollar investment in the Company’s international subsidiaries and joint ventures and cumulative retained earnings or share in retained earnings of the joint ventures at January 31, 2001 and October 31, 2000 was $497.6 million and $478.7 million, respectively. The foreign currency risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in foreign exchange rates and amounts to approximately $49.8 million and $47.9 million as at January 31, 2001 and October 31, 2000, respectively. Actual results may differ.

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

      None

Item 3.  Defaults Upon Senior Securities

      None

Item 4.  Submission of Matters to a Vote of Security Holders

      The Company’s Annual Meeting of Stockholders was held on March 1, 2001, and a total of 360,873,318 shares were present in person or by proxy at the Annual Meeting. The Company’s stockholders voted upon the following proposals:

      Proposal No. 1—Election of Three Directors:

		Shares
	Shares For	Withheld

Stephen D. McDonald	360,525,472	347,846

Lawrence M. Waterhouse, Jr.	360,555,978	317,340

Steven B. Dodge	360,630,042	243,276

      There were no broker non-votes with respect to the election of directors.

      Proposal No. 2—Approval of the TD Waterhouse Group, Inc. Covered Employee Cash Incentive Plan (the “Cash Incentive Plan”):

Shares For	Shares Against	Abstentions

359,888,139	888,930	96,249

      There were no broker non-votes with respect to the approval of the Cash Incentive Plan.

      Proposal No. 3—Appointment of Independent Accountants:

Shares For	Shares Against	Abstentions

360,754,238	83,975	35,105

      There were no broker non-votes with respect to the appointment of the independent accountants.

Item 5.  Other Information

      None

Item 6.  Exhibits and Report on Form 8-K

      (a)  The following exhibits are filed as part of this quarterly report on Form 10-Q.

Exhibit
Number	Description

2.1
Transfer and Assumption Agreement between TD Bank and TD Waterhouse Investor Services (Canada) Inc. (Incorporated by reference to Exhibit 2.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000).

2.2
Transfer and Assumption Agreement between TD Securities Inc. and TD Waterhouse Investor Services (Canada) Inc. (Incorporated by reference to Exhibit 2.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000).

2.3	Share Transfer Agreement between TD Bank and TD Waterhouse (Incorporated by reference to Exhibit 2.3 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000).
3.1	Amended and Restated Certificate of Incorporation of TD Waterhouse (Incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000).
3.2	By-Laws of TD Waterhouse (Incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1, Registration No 333-77521).
4.1	Specimen common stock certificate (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1, Registration No. 333-77521).
4.2
Amended and Restated Support and Exchange Agreement dated April 13, 2000 by and among the Company, TD Waterhouse Canada, TD Waterhouse Holdings, Inc., TD Securities Inc., CT Financial Services Inc. and TD Bank (Incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April  30, 2000).

4.3
Exchangeable Preference Share Terms of TD Waterhouse Investor Services (Canada) Inc. (Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-1, Registration No 333-77521).

4.4
Certificate of Designation creating Special Voting Preferred Stock on TD Waterhouse. (Incorporated by reference to Exhibit 4.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000).

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
10.3
Master Services Agreement between TD Waterhouse and TD Bank dated June 28, 1999, as amended. (Incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000).

10.4
Tax Sharing Agreement between TD Waterhouse and TD Waterhouse Holdings, Inc. (Incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000).

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

10.9
Employment Agreement, dated as of June 1, 2000 between Bharat B. Masrani and the Company. (Incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000).

10.10
Employment Agreement, dated as of October 31, 1999 between Richard J. Rzasa and the Company. (Incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000).

10.11	The Toronto-Dominion Bank 2000 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000).
10.12
Amendment to the Master Services Agreement between TD Bank and TD Waterhouse effective as of June 28, 1999. (Incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000).

10.13
Amendment to the Master Services Agreement between TD Bank and TD Waterhouse dated April 13, 2000. (Incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000).

10.14	TD Waterhouse Group, Inc. Covered Employee Cash Incentive Plan (Incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000).

      (b)  Reports on Form 8-K

      None

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  March 15, 2001

TD WATERHOUSE GROUP, INC.

By:	/s/ STEPHEN D. MCDONALD _______________________________________ Stephen D. McDonald

Chief Executive Officer and Deputy Chairman

By:	/s/ B. KEVIN STERNS _______________________________________ B. Kevin Sterns

Executive Vice President
and Chief Financial Officer
(Principal Financial and Accounting Officer)