Form 10-Q
period 2001-04-30
TD WATERHOUSE GROUP INC
filed 2001-06-14
CIK 1085095

________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2001

or

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

      Number of shares outstanding of each of the registrant’s classes of Common Stock at June 13, 2001.

Common Stock, $.01 Par Value	379,278,050 shares

TD WATERHOUSE GROUP, INC.

FORM 10-Q QUARTERLY REPORT
For the Quarter Ended April 30, 2001

Forward-Looking Statements:

      In addition to historical information, this interim report contains projections and other forward-looking statements regarding future events and our future financial performance that are based on management’s current beliefs and expectations. These statements relate to, among other things, contingencies, business strategy, sources of liquidity, capital expenditures, and operating results and financial condition. Achievement of the expressed expectations is subject to a number of risks and uncertainties that could cause actual results to differ materially from those expectations. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in this interim report for a discussion of important factors that may cause such differences. The forward-looking statements contained herein speak only as of the date of this filing and we do not undertake any obligation to provide updates on or corrections of such statements in the future as a result of subsequent developments or otherwise.

Part I.

Item 1.  Financial Statements

TD WATERHOUSE GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,

	2001	2000	2001	2000

Revenues

Commissions and fees	$159,078	$336,871	$355,330	$595,681

Mutual fund and related revenue	44,770	37,707	86,370	70,904

Net interest revenue	63,624	94,046	143,444	169,963

Other	15,257	20,052	44,878	33,776

Total revenues	282,729	488,676	630,022	870,324

Expenses

Employee compensation and benefits	95,935	116,488	197,842	220,022

Execution and clearing costs	34,866	48,154	74,398	89,303

Occupancy and equipment	39,470	33,347	74,011	60,201

Advertising and marketing	21,179	29,250	49,176	65,381

Communications	13,381	19,973	28,876	33,589

Amortization of goodwill	11,724	10,576	23,601	20,201

Professional fees	10,475	11,318	22,043	19,920

Other	37,849	82,259	77,307	123,124

Total expenses	264,879	351,365	547,254	631,741

Income before income taxes	17,850	137,311	82,768	238,583

Income tax provision	11,336	60,691	39,183	104,947

Net income	$6,514	$76,620	$43,585	$133,636

Basic and diluted earnings per share	$0.02	$0.20	$0.11	$0.35

Weighted average shares outstanding — basic	379,789	379,789	379,789	378,086

Weighted average shares outstanding — diluted	379,793	379,926	379,828	378,153

The accompanying notes are an integral part of these consolidated financial statements.

TD WATERHOUSE GROUP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share and per share amounts)
(Unaudited)

	April 30, 2001	October 31, 2000

Assets

Cash and cash equivalents	$445,853	$859,579

Securities owned, at market value	503,089	138,515

Receivable from brokers and dealers	119,690	104,266

Receivable from customers, net	4,275,738	7,978,551

Deposits paid for securities borrowed	1,702,239	640,750

Receivable from affiliates	5,425	5,039

Deposits with clearing organizations	52,240	51,943

Fixed assets, net of accumulated depreciation	166,035	140,591

Goodwill, net of accumulated amortization	778,307	804,266

Other assets	232,631	265,817

Total assets	$8,281,247	$10,989,317

Liabilities and Stockholders’ Equity

Liabilities

Bank loans and overdrafts	$107,047	$963,031

Deposits received for securities loaned	1,652,651	4,111,677

Securities sold, not yet purchased, at market value	5,581	6,396

Payable to brokers and dealers	264,015	105,467

Payable to customers	3,436,701	2,849,485

Payable to affiliates	294,526	358,907

Accrued compensation, taxes payable and other liabilities	257,532	370,431

Total liabilities	6,018,053	8,765,394

Commitments and contingent liabilities (Note 2)

Stockholders’ Equity

Preferred stock, $.01 par value: 100 million shares authorized, one share issued and outstanding	—	—

Preferred stock of subsidiaries, $23,700 par value:

100,000 shares authorized, 5 shares issued and outstanding	119	119

Preferred stock of subsidiaries, CDN$1,000 par value: unlimited shares authorized, 17,100 shares issued and outstanding	11,829	11,829

Common stock, $.01 par value: 700 million shares authorized, 379,789,350 shares issued and outstanding	3,798	3,798

Additional paid-in capital	1,983,730	1,983,730

Retained earnings	285,341	241,757

Accumulated other comprehensive (loss)	(21,623)	(17,310)

Total stockholders’ equity	2,263,194	2,223,923

Total liabilities and stockholders’ equity	$8,281,247	$10,989,317

The accompanying notes are an integral part of these consolidated financial statements.

TD WATERHOUSE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	April 30,

	2001	2000

Cash flows from operating activities:

Net income	$43,585	$133,636

Adjustments to reconcile net income to cash (used in)/ provided by operating activities:

Depreciation and amortization	46,879	35,705

(Increases)/decreases in operating assets:

Securities owned	(366,514)	192,491

Receivable from brokers and dealers	(16,217)	(267,118)

Receivable from customers	3,690,250	(3,518,608)

Deposits paid for securities borrowed	(1,071,123)	219,540

Receivable from affiliates	(386)	4,277

Deposits with clearing organizations	(365)	(27,130)

Other net assets	35,105	60,539

(Decreases)/increases in operating liabilities:

Bank loans and overdrafts	(855,843)	642,555

Deposits received for securities loaned	(2,453,332)	1,424,621

Securities sold, not yet purchased	(770)	7,071

Payable to brokers and dealers	160,047	347,153

Payable to customers	606,863	602,589

Payable to affiliates	(34,810)	209,635

Accrued compensation, taxes payable and other liabilities	(110,990)	238,480

Cash (used in)/provided by operating activities	(327,621)	305,436

Cash flows from investing activities:

Purchase of furniture, equipment and leasehold improvements	(49,436)	(39,319)

Acquisitions of businesses, net of assets acquired and liabilities assumed	—	(97,721)

Cash used in investing activities	(49,436)	(137,040)

Cash flows from financing activities:

Preferred stock issued by subsidiary	—	11,829

Common shares and additional paid in capital	—	67,142

Subordinated debt with affiliate	(30,110)	50,954

Cash (used in)/provided by financing activities	(30,110)	129,925

Effect of exchange rate differences in cash and cash equivalents	(6,559)	(8,555)

(Decrease)/increase in cash and cash equivalents	(413,726)	289,766

Cash and cash equivalents, beginning of period	859,579	569,181

Cash and cash equivalents, end of period	$445,853	$858,947

Supplemental disclosures of cash flow information

Cash paid for interest	$175,929	$144,876

Cash paid for income taxes	$50,247	$135,966

The accompanying notes are an integral part of these consolidated financial statements.

TD WATERHOUSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(Unaudited)

1.  Organization and Description of the Business

      TD Waterhouse Group, Inc. (the “Company”) is a Delaware holding company which, through its operating subsidiaries, is a leading provider of online financial services to investors in the United States, Canada, the United Kingdom, Australia and Hong Kong. The Company also has joint ventures in Japan, India and Luxembourg to serve investors in those countries. As of April 30, 2001, the Company was 88.9% owned by The Toronto-Dominion Bank (“TD Bank”) directly and through certain of TD Bank’s subsidiaries.

      The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant transactions and balances between and among the Company and its subsidiaries have been eliminated in consolidation. These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements as of October 31, 2000 included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000, as filed with the SEC.

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

3.  Net Capital Requirements

      As registered broker-dealers and members of the New York Stock Exchange, the Company’s U.S. subsidiaries, TD Waterhouse Investor Services, Inc. (“TDW US”) and National Investor Services Corp. (“NISC”), are subject to the SEC’s Uniform Net Capital Rule, which requires the maintenance of minimum net capital. At April 30, 2001, TDW US and NISC were both in compliance with their respective capital requirements and had net capital of $14,248 and $846,754, respectively, which were $11,270 and $776,490, respectively, in excess of their required net capital.

      TD Waterhouse Investor Services (Canada) Inc. (“TDW Canada”) is a member of the Investment Dealers Association of Canada and is required to meet its risk-adjusted capital rules, which require the maintenance of minimum risk-adjusted capital of Cdn. $250 (US $163 at April 30, 2001). As at April 30, 2001, TDW Canada was in compliance with such requirements.

      TD Waterhouse Investor Services (UK) Limited (“TDW UK”), TD Waterhouse Holdings (Australia) Pty. Limited (“TDW Australia”), and TD Waterhouse Investor Services (Hong Kong) Limited (“TDW HK”) are all subject to broker-dealer capital requirements in their respective countries and, as at April 30, 2001, were in compliance with such requirements.

4.  Net Interest Revenue

      The Company reports interest revenue, which primarily arises from margin loans to customers, net of related financing cost (interest expense). Interest expense was $61,774 and $134,207 for the three months ended April 30, 2001 and 2000, respectively, and $162,951 and $217,354 for the six months ended April 30, 2001 and 2000, respectively.

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

6.  Collateral Pledged

      Under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of Financial Accounting Standards Board (“FASB”) Statement No. 125, the Company is required to disclose the collateral received under stock borrow, customer and non-customer agreements which it has the ability to sell or repledge and the amount of collateral that has been pledged or resold. As of April 30, 2001, the Company has received collateral primarily in connection with securities borrowed and customer margin loans with a market value of $7.7 billion, which it can sell or repledge. Of this amount, $1.4 billion has been pledged or sold as of April 30, 2001 in connection with securities loans, bank borrowings and deposits with clearing organizations.

7.  International Operations

      The total revenues, income before income taxes, total accounts, average daily trades, total customer assets and identifiable assets of the Company’s businesses by geographic region are summarized below:

	For the Three		For the Six
	Months Ended		Months Ended
	April 30,		April 30,

	2001	2000	2001	2000

Total revenues (thousands):

United States	$174,466	$316,555	$405,455	$586,264

Canada	91,999	153,077	189,867	246,924

Other	16,264	19,044	34,700	37,136

Total	$282,729	$488,676	$630,022	$870,324

Income before income taxes (thousands):

United States	$8,595	$77,995	$63,673	$145,501

Canada	22,267	65,301	47,812	102,439

Other	(13,012)	(5,985)	(28,717)	(9,357)

Total	$17,850	$137,311	$82,768	$238,583

	April 30,	October 31,
	2001	2000

Identifiable assets:

United States	$4,349,495	$7,592,537

Canada	3,419,016	2,937,505

Other	512,736	459,275

Total	$8,281,247	$10,989,317

TD WATERHOUSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.  Comprehensive income

      SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income, which includes net income and changes in equity except those resulting from investments by, or distributions to, stockholders. Comprehensive income is as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	April 30,		April 30,

	2001	2000	2001	2000

Net income	$6,514	$76,620	$43,585	$133,636

Changes in other comprehensive income/(loss):

Cumulative translation adjustments	(9,492)	(11,772)	(4,313)	(8,555)

Total comprehensive income/(loss)	$(2,978)	$64,848	$39,272	$125,081

9.  Earnings Per Share

      SFAS No. 128, Earnings Per Share, requires a dual presentation of basic and diluted earnings per share. Basic EPS excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential reduction in EPS that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company has authorized the issuance of a maximum of 32,850,000 shares of common stock under the Company’s stock option plan. Options to purchase 9,708,538 shares of common stock at a weighted average price of $18.30 per share were outstanding at the end of the second quarter 2001. However, options to purchase 9,628,538 shares of common stock were not included in the computation of diluted EPS because the options exercise price was greater than the average market price of the common shares. The options expire on dates ranging from June 2009 to April 2011. Earnings per share under the basic and diluted computations are as follows (in thousands, except share and per share amounts).

	For the Three		For the Six
	Months Ended		Months Ended
	April 30,		April 30,

	2001	2000	2001	2000

Net income	$6,514	$76,620	$43,585	$133,636

Weighted average number of common shares Outstanding — basic	379,789	379,789	379,789	378,086

Common stock equivalent shares related to stock incentive plans	4	137	39	67

Weighted average number of common shares Outstanding — diluted	379,793	379,926	379,828	378,153

Basic earnings per share	$0.02	$0.20	$0.11	$0.35

Diluted earnings per share	$0.02	$0.20	$0.11	$0.35

10.  Acquisitions

      There were no acquisitions completed during the second fiscal quarter of 2001. However, funding was completed (approx. US$44 million) for our UK holding company for the joint venture with The Charles Schwab Corporation in the UK for the acquisition and operation of Aitken Campbell and Company Limited, the Glasgow, Scotland based market maker. Regulatory approval for the undertaking was received in late April.

TD WATERHOUSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.  Reconciliation of U.S. and Canadian Generally Accepted Accounting Principles

      The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Material differences for the three and six months ended April 30, 2001 and 2000 and as at April 30, 2000 and October 31, 2000 between U.S. GAAP financial statements and accounting principles generally accepted in Canada (“Canadian GAAP”) are described below.

	For the Three		For the Six
	Months Ended		Months Ended
	April 30,		April 30,

	2001	2000	2001	2000

Net Income

Net income based on U.S. GAAP	$6,514	$76,620	$43,585	$133,636

Stock based compensation, net of tax	0	(198)	0	1,272

Net income based on Canadian GAAP	$6,514	$76,422	$43,585	$134,908

Statement of Financial Condition

	April 30,	October 31,
	2001	2000

Total assets based on U.S. GAAP	$8,281,247	$10,989,317

Customer transactions as of trade date	1,347,967	1,022,291

Total assets based on Canadian GAAP	$9,629,214	$12,011,608

Total liabilities based on U.S. GAAP	$6,018,053	$8,765,394

Customer transactions as of trade date	1,347,967	1,022,291

Total liabilities based on Canadian GAAP	$7,366,020	$9,787,685

Stock Based Compensation

      The TD Bank employee stock option plan (“Plan”) allows option holders to elect to receive cash for the option’s intrinsic value, being the difference between the option’s exercise price and the current market value of the shares. In accounting for stock options with this feature, SFAS 123, Accounting for Stock Based Compensation, requires expensing the annual change in the intrinsic value of the stock options. For options that have not fully vested, the change in intrinsic value is amortized over the remaining vesting period. For purposes of preparing its Canadian GAAP financial statements, TD Bank does not record compensation expense for stock based compensation, but rather cash payments to option holders are charged to retained earnings. Effective May 1, 2000, certain option holders signed legally binding waivers to forfeit their right to a shareless exercise as provided by the Plan, resulting in no further expense being recorded for the change in the intrinsic value of the stock options. Accordingly, the Plan resulted in no U.S. GAAP to Canadian GAAP reconciling amounts since May 1, 2000.

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

      The following discussion of the financial condition and results of operations of the Company and its subsidiaries is based on the unaudited consolidated results of our U.S. and international businesses for the three months and the six months ended April 30, 2001, and should be read in conjunction with the Company’s audited financial statements as of October 31, 2000. This discussion contains forward-looking statements, including statements regarding our strategy, financial performance and revenue sources, which involve risks and uncertainties. Actual results of operations of the businesses may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including, but not limited to, those set forth elsewhere in this Form 10-Q and under the caption “Business — Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2000, as filed with the SEC.

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

  Revenues

      Commissions and fees, which account for the majority of total revenues, include commissions earned for executing customer trades; payments received by us from market-makers, exchanges and other execution agents for order flow; and fees for providing trade execution and clearance services to financial institutions in the United States and Canada. Commissions and fees are primarily affected by changes in transaction volumes and changes in the commission or fee rates charged per transaction. Commissions, which account for more than 91% of commissions and fees, fluctuate based on the number of active customer accounts, the average number of trades per account, and the average commission per revenue trade. Active customer accounts have grown 16% to approximately 3.3 million as at April 30, 2001, from over 2.8 million as at April 30, 2000. We define active accounts as accounts that had purchase, sale or other activity or a position during the previous calendar quarter. This account growth has helped offset, to some extent, the impact of the 62% decrease in the average number of trades per account experienced in comparison to the quarter ended April 30, 2000, due to decreased investor activity as a result of volatile market conditions. The quarter ended April 30, 2001 reflected a decline in average trades per account of 20.5% from the quarter ended January 31, 2001. This decline in investor activity resulted from increased market volatility and a significant decline in market price levels. Average commission per revenue trade of $20.59 for the second quarter ended April 30, 2001 was down 1% from $20.87 per trade in the quarter ended April 30, 2000, and was slightly up from the average commission per revenue trade of $20.56 in the first fiscal quarter of 2001. The impact of these events on our operating results is more fully detailed elsewhere in this report.

      We use other broker-dealers to execute our customers’ orders and receive revenue from these broker-dealers for such order flow. This has been impacted by the changes in regulations and market conventions that caused market-makers and agents to change their payment policies for order flow by reducing the payment per trade and by limiting the types of trades on which payments are made. Order flow revenue for the second quarter was less than 4% of total revenue, which is consistent with levels achieved in previous quarters. Transaction fees earned for execution and clearing services are a function of general increases/ decreases in market transaction volumes and incremental customer account activity.

Mutual fund and related revenue represents customary trailer fees from third party and affiliated mutual funds in the U.S. and Canada and, in the U.S. only, fees for shareholder services, administration and investment management services provided to our proprietary money market and mutual funds. Such fees are primarily based upon the daily amount of customer assets invested in third party mutual funds and upon the average daily net asset value of our proprietary money market and mutual funds. Our proprietary money market accounts and mutual funds had net assets valued at $10.8 billion at April 30, 2001, up 24% from the fiscal second quarter 2000 balances of $8.7 billion, and up 20% from fiscal year end balances of $9.0 billion. Non-proprietary fund balances of $22.7 billion at April 30, 2001 were 2.2% down from fiscal second quarter balances of $23.2 billion. Included in these balances at April 30, 2001 was $5.4 billion of customer assets in no-load, no-fee mutual funds sponsored by third parties. Commissions relating to the purchase and sale of mutual funds are included in commissions and fees.

      We also receive fees for providing referral and administrative services to our affiliate, TD Waterhouse Bank, N.A. (“TDWB”), which are based on the daily cash balances our customers choose to sweep into a Federal Deposit Insurance Corporation (“FDIC”) insured money market account with TDWB. Customer balances invested that were swept into the FDIC-insured account totaled $5.6 billion as of April 30, 2001, which was an increase of 12% over the $5.0 billion as of April 30, 2000. In addition, we provide investment advisory services to TDWB with respect to TDWB’s fixed income portfolio and receive a fee based on the market value of the assets under management. Fees related to services provided to TDWB are classified as mutual fund and related revenues.

      Net interest revenue is the difference between interest earned on our interest-earning assets (which primarily consist of margin loans to customers) and the interest expense associated with our interest-bearing liabilities (which include free credit balances in customers’ accounts, deposits received for securities loaned and other borrowings). Net interest revenue is principally affected by changes in customer margin balances, as well as the prevailing net interest spread. Net interest spread represents the difference between the rate we charge customers on margin loans (based on the broker call rate) and the rate we pay our customers (which is our lowest cost source of funds) and the rate we pay our other creditors. In the U.S., securities regulations place limits on the amount of customer funds we can use to finance our business, while no such limitations exist in Canada. Accordingly, the net interest spread from our Canadian brokerage operations has exceeded that of our U.S. operations.

      Other revenue consists primarily of revenues derived from ancillary services such as floor brokerage and other account administration fees. Other revenue is also derived from foreign exchange transactions on customer investments in stocks traded on exchanges outside the customer’s home country, fees from affiliates, and gains and losses on proprietary holdings of securities. It also includes the results of operations of our non-controlled joint ventures, accounted for under the equity method of accounting.

  Operating Expenses

      Our largest operating expense is employee compensation and benefits, which includes salaries and wages, incentive compensation and related employee benefits and taxes. We employ a limited number of commissioned sales representatives; therefore, compensation and benefits do not vary directly with changes in commission revenue. Most employees do, however, receive annual incentive compensation based on the overall results of our operations in each geographical region, as well as the employee’s individual performance. Therefore, a significant portion of compensation and benefits expense will fluctuate based on our operating results. Prior to the third fiscal quarter of 2000, compensation expense has also reflected the change in intrinsic value of TD Bank stock options granted to our employees under TD Bank’s stock option plan. Effective May 1, 2000, certain option holders signed legally binding waivers to forfeit their right to a shareless exercise as provided by the Plan. As a result no further expense will be recorded for the change in the intrinsic value of the stock options.

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

      Occupancy and equipment expense includes the costs of leasing and maintaining our office space and branch network, the leases and rental costs related to computers and other equipment, and depreciation and amortization expense associated with our fixed assets and leasehold improvements. Increases in the number, or changes in the location, of branches, along with ongoing investment in technology affects the level of occupancy and equipment expense.

      Advertising and marketing includes media, print and direct mail advertising expenses and other costs incurred to create brand awareness, promote our product and service offerings and introduce new products and services. Continuing development of new products and services and increased competition, require substantial advertising and marketing expenditures. Advertising and marketing expenditures are managed to maximize the benefit, ensuring the level of expense is appropriate for the level of revenues being earned for the period.

      Communications expense includes telephone expenses, which are generally affected by changes in customer transaction volumes and the increased use of electronic communication channels and online service offerings.

      We have been active in acquiring new businesses to rapidly expand our operations including: Marathon Brokerage in 1993, Waterhouse Securities Group in 1996, Pont Securities Limited in 1997, Rivkin Croll Smith, Kennedy Cabot & Co., Jack White & Company and Gall & Eke in 1998, and YorkSHARE Limited, a U.K. based discount broker operation, in November, 1999. In the quarter ended April 30, 2000, we acquired CT Securities Inc. from CT Financial Services Inc. CT Financial Services Inc. was acquired by TD Bank in February, 2000. The acquisition of Dealwise Limited in the U.K., one of the largest discount brokers in the U.K., was completed early in the third fiscal quarter of the year 2000. Goodwill relating to our major acquisitions is generally being amortized over a period of 20 years from the date of acquisition.

      We also provided the initial funding of two joint ventures in Japan and in India, which were completed in the second quarter, and began activity in the third fiscal quarter of the year 2000. The results of operations for these joint ventures with The Bank of Tokyo-Mitsubishi, Ltd., which provides access to the Japanese market, and with Tata Finance Limited, which provides access to the developing market in India, are reflected in other income and are accounted for under the equity method of accounting. In the first quarter of the fiscal year 2001, we formed a joint venture with Banque Generale du Luxembourg to create a multi-market, multi-channel self directed investing service for high net worth Europeans and have provided the initial funding for the joint venture. This joint venture is expected to become operational in June 2001. We also announced the formation of a joint venture with The Charles Schwab Corporation (“Schwab”) to acquire the Glasgow, Scotland-based market maker, Aitken Campbell and Company Limited. The Company and Schwab will hold equal stakes in the joint venture, which will form the foundation of the UK market making operation for the joint venture partners. Regulatory approval was received in late April 2001, permitting the joint venture company to be established and the acquisition to be completed in early May 2001.

      Professional fees include fees paid to consultants engaged to support our product, service and systems development efforts, as well as legal and accounting fees. Increased expenditures are undertaken to introduce new products or increased functionality to our systems applications. An ongoing requirement for systems development exists in light of our commitment to enhancing our operations through technological solutions.

      Other expenses consist of administrative expenses related to account maintenance such as statement production, printing and supplies, along with fees to TD’s branch network for their support and other costs including postage. It also includes expenses for errors and provisions against our margin loan portfolio.

      We are subject to income taxes in each country in which we operate. The difference between our effective tax rate and the U.S. statutory rate of 35% differs from period to period, but primarily results from state and local taxes in the United States, provincial taxes in Canada, and the effect of certain non-deductible expenses, most notably the amortization of goodwill.

Effect of Recent Market Conditions

      During the first two quarters of fiscal 2000, stock markets in the U.S. and Canada experienced a significant increase in market price levels and trading volume, which contributed to an increase in investor interest in buying and trading securities. During this period, we reached record levels of trading volume, revenues and net income. However, in the third and fourth quarters of fiscal 2000 and the first two quarters of fiscal 2001, market price levels and trading volume decreased considerably from their peak levels in those earlier periods and the stock markets became increasingly volatile. Our revenues and net income were affected by this downturn. The declines in revenues and net income were due primarily to decreases in commissions and transaction fees as a result of a slowdown in investor activity and trades per account and a decrease in average margin loans. We remained profitable by carefully managing our expenses, including marketing and advertising, as well as other discretionary spending, in response to these changing volatile market conditions. These conditions have continued into the third quarter of fiscal 2001, as continued unfavorable economic news has negatively impacted investor sentiment.

      We adjust our expenses in anticipation of and in response to changes in financial market conditions and customer trading patterns. As we have experienced a continued downturn in the revenues generated from customer activity, we have introduced a series of initiatives under a plan referred to as “Project 200”. This project, when fully implemented, is targeted to have a $200 million positive impact on the annualized pre-tax income which we would otherwise achieve from our existing business operations under the prevailing market conditions, through a combination of reduced expenses and increased revenues. While the impact of the project on this quarter’s results was modest, we expect annualized cost reduction measures of approximately $125 million to be in place by the end of fiscal 2001, and annualized revenue increases of approximately $50 million to be in place early in the fourth quarter of fiscal 2001. We expect the remaining $25 million of the $200 million annualized improvement to be achieved between fiscal year end 2001 and calendar year end 2001. Certain of our expenses (including incentive compensation, portions of communications, and execution and clearing costs) vary with changes in financial performance or customer trading activity. Expenses relating to the level of temporary employees, contractors, overtime hours, professional services, and advertising and marketing are adjustable to some extent over the short-term to help us achieve our financial objectives. Additionally, developmental spending (including branch openings, product and service rollouts, and certain information technology systems improvements) is generally discretionary and can be altered in response to market conditions. However, a significant portion of our expenses such as wages and salaries, occupancy and equipment, depreciation and amortization of goodwill do not vary directly, at least in the short term, with fluctuations in revenues or securities trading volumes, such as experienced in the last two quarters. As we view our developmental spending as essential to our future growth, we attempt to avoid major adjustments in such spending unless faced with a sustained slowdown in customer trading activity. Given the nature of our revenues and expenses, and the economic and competitive factors discussed above, our earnings may continue be subject to significant volatility from period to period, even with our initiatives to temper the impact of market conditions and improve the net income ultimately achieved under those conditions. Our results for any interim period are not necessarily indicative of results for a full year.

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

Results of Operations

      The following table sets forth the combined statement of income data for the periods indicated as a percentage of total revenues:

	For the Three		For the Six
	Months Ended		Months Ended
	April 30,		April 30,

	2001	2000	2001	2000

Revenues

Commissions and fees	56.3%	68.9%	56.4%	68.4%

Mutual fund and related revenue	15.8	7.7	13.7	8.2

Net interest revenue	22.5	19.3	22.8	19.5

Other	5.4	4.1	7.1	3.9

Total revenues	100.0%	100.0%	100.0%	100.0%

	For the Three		For the Six
	Months Ended		Months Ended
	April 30,		April 30,

	2001	2000	2001	2000

Expenses

Employee compensation and benefits	33.9%	23.8%	31.4%	25.3%

Execution and clearing costs	12.3	9.9	11.8	10.3

Occupancy and equipment	14.0	6.8	11.8	6.9

Advertising and marketing	7.5	6.0	7.8	7.5

Communications	4.7	4.1	4.6	3.9

Amortization of goodwill	4.2	2.2	3.7	2.3

Professional fees	3.7	2.3	3.5	2.3

Other	13.4	16.8	12.3	14.1

Total expenses	93.7%	71.9%	86.9%	72.6%

Income before income taxes	6.3%	28.1%	13.1%	27.4%

Income tax provision	4.0	12.4	6.2	12.1

Net income	2.3%	15.7%	6.9%	15.3%

Our primary markets are the U.S. and Canada, which accounted for 62% and 33%, respectively, of our revenue for the quarter and 64% and 30%, respectively, for the year to date. At April 30, 2001, customers in the U.S. held approximately 58% of our total customer accounts, with approximately 25% held by customers in Canada, and 17% in other international locations. The table below provides a breakdown as to the geographic source of transaction, revenue and net income before tax and goodwill (excluding gains/(losses) on securities), account and customer asset volumes, as rounded. The gains/(losses) on securities are reflected separately below, as these do not form part of our core business.

	For the Three		For the Six
	Months Ended		Months Ended
	April 30,		April 30,

	2001	2000	2001	2000

Average daily trades:

United States	87,900	192,300	98,700	171,200

Canada	28,600	53,300	30,000	42,400

Other	7,700	9,200	8,100	8,600

Total	124,200	254,800	136,800	222,200

	For the Three		For the Six
	Months Ended		Months Ended
	April 30,		April 30,

	2001	2000	2001	2000

Total Revenue (in thousands):

United States	$180,219	$316,555	$401,211	$586,264

Canada	91,999	153,077	189,867	246,924

Other	15,691	19,044	33,607	37,136

Total (excluding securities (losses)/gains)	$287,909	$488,676	$624,685	$870,324

Gains/(losses) on securities held	(5,180)	—	5,337	—

Total Revenue	$282,729	$488,676	$630,022	$870,324

Net Income before taxes and goodwill (in thousands):

United States	$22,897	$86,544	$76,527	$162,599

Canada	23,659	66,763	50,631	104,285

Other	(11,802)	(5,420)	(26,126)	(8,100)

Total (excluding securities (losses)/gains)	$34,754	$147,887	$101,032	$258,784

Amortization of goodwill	(11,724)	(10,576)	(23,601)	(20,201)

Gains/(losses) on securities held	(5,180)	—	5,337	—

Total Net Income before taxes	$17,850	$137,311	$82,768	$238,583

	For the Three
	Months Ended
	April 30,

	2001	2000

Total accounts at period end:

United States	2,632,000	2,401,000

Canada	1,139,000	987,000

Other	799,000	462,000

Total	4,570,000	3,850,000

Total Customer Assets (billions):

United States	$102.7	$125.1

Canada	32.1	33.3

Other	2.8	2.0

Total	$137.6	$160.4

Three Months Ended April 30, 2001 Versus Three Months Ended April 30, 2000

  Financial Overview

      Net income for the three months ended April 30, 2001 was $6.5 million, down 91.5% from $76.6 million for the comparable period in 2000. Revenues for the three months ended April 30, 2001 were $282.7 million, down 42.1% from $488.7 million for the comparable period in 2000. The decline in net income and revenues was due primarily to a 52.8% decrease in commissions and transaction fees resulting from decreased investor activity. The decrease in investor activity resulted primarily from significant declines in market price levels and increases in volatility during the second half of 2000 and the first two quarters of 2001. Revenues and net income were also affected by a 32.3% decrease in net interest revenue, a 23.9% decrease in other revenue which was negatively impacted by the $5.2 million loss recognized on securities held, mitigated by an 18.7% increase in mutual fund and related revenue.

      Total operating expenses of $264.9 million for the three months ended April 30, 2001 were down 24.6% from $351.4 million for the comparable period in 2000. In part, this was achieved through a net reduction through attrition of over 700 full time equivalent associates, which contributed to a $20.6 million decrease in compensation and benefits costs in comparison to the same period last year. Reduced expenses of $13.3 million were also delivered in the volume driven clearing costs. Marketing and advertising expenses were curtailed in response to market conditions, producing an $8.1 million reduction, and other expenses were reduced by $44.4 million relative to the comparable period in 2000. Occupancy and equipment expenses increased ($6.1 million) in connection with expanded service and call centers and branch additions and ongoing systems development initiatives.

  Revenues

     Commissions and Fees

      Commissions and fees were $159.1 million for the three months ended April 30, 2001, down $177.8 million, or 52.8%, from the comparable period in 2000. The total number of trades executed by us has decreased 52.0% from the comparable period in 2000 despite growth in our customer base. On-line trades, which are offered at a lower price than traditional agent based trading, stabilized at 74% of trades transacted. This was reflected in average commissions per revenue trade remaining fairly constant, reflecting a decrease of 1.3% to $20.59 over the comparable period in 2000. For the three months ended April 30, 2001, total daily average online and total daily average electronic trades, reflected in table below, as rounded, represented 74.0% and 76.4% of total trades, respectively, as compared to 74.4% and 77.7%, respectively, in the comparable 2000 period.

	Three Months Ended
	April 30,
			Percent
	2001	2000	Change

Total daily average online trades	91,900	189,500	(51)%

Touch-tone	3,000	8,400	(64)%

Total daily average electronic trades	94,900	197,900	(52)%

Agent trades	29,300	56,900	(49)%

Total daily average trades	124,200	254,800	(51)%

Average commissions, per revenue trade	$20.59	$20.87	(1)%

      We added approximately 169,200 new customer accounts (excluding those obtained through acquisitions) during the three months ended April 30, 2001, a decrease of 59.5% from the approximately 418,300 new accounts added during the comparable period in 2000. Our advertising and marketing expense per new account was approximately $125 for the three months ended April 30, 2001 versus $70 for the comparable 2000 period.

     Mutual Fund and Related Revenue

      Mutual fund and related revenue was $44.8 million for the three months ended April 30, 2001, up $7.1 million, or 18.7%, from the comparable period in 2000. This increase was primarily due to a shift in customer assets held in third party mutual funds and proprietary money market and mutual funds from direct equity holdings.

     Net Interest Revenue

      Net interest revenue was $63.6 million for the three months ended April 30, 2001, down $30.4 million, or 32.3%, from the comparable period in 2000. This decrease was primarily due to a 50.4% decline in average customer margin loans to $5.0 billion during the three months ended April 30, 2001 from $10.1 billion during the comparable period in 2000. Margin loans outstanding as at April 30, 2001 were $4.2 billion. Our average net interest spread of 2.90% for the three months ended April 30, 2001 was an improvement over the spread of 2.37% for the comparable period in 2000. The improved spread was due to an increase in the margin loan rate in the U.S. last summer and an improvement in our funding costs. In addition, the decrease in net interest revenue reflected the reduced value of invested capital, as a result of lower interest rates.

  Operating Expenses

      Compensation and benefits expense was $95.9 million for the three months ended April 30, 2001, down $20.6 million, or 17.6%, from the comparable period in 2000. This decrease was due primarily to the net reduction of over 700 full time equivalent associates through attrition. Incentive compensation was also reduced in line with our operating results.

      Execution and clearing costs were $34.9 million for the three months ended April 30, 2001, down $13.3 million, or 27.6%, from the comparable period in 2000. This decrease was primarily due to decreased transaction volume.

      Occupancy and equipment expense was $39.5 million for the three months ended April 30, 2001, up $6.1 million, or 18.4%, from the comparable period in 2000. This increase was due primarily to our expanded branch and call center space, as well as increased lease and maintenance expenses on data processing equipment.

      Advertising and marketing expense was $21.2 million for the three months ended April 30, 2001, down $8.1 million, or 27.6%, from the comparable period in 2000. This decrease reflects the curtailment of advertising in the United States, but also includes postponement of certain foreign national advertising and branding campaigns in response to the difficult market conditions.

      Communications expense was $13.4 million for the three months ended April 30, 2001, down $6.6 million, or 33.0%, from the comparable period in 2000. This decrease was due primarily to the reduced trading volumes.

      Amortization of goodwill was $11.7 million for the three months ended April 30, 2001, up $1.1 million, or 10.9%, from the comparable period in 2000. This increase was due to the acquisition of Dealwise Limited in the third fiscal quarter, 2000.

      Professional fees were $10.5 million for the three months ended April 30, 2001, down $0.8 million, or 7.4%, from the comparable period in 2000. This decrease was slower than the rate of decline in business volume due to our continued commitment to systems enhancements and use of computer programming and systems consultants.

      Other expenses were $37.8 million for the three months ended April 30, 2001, down $44.4 million, or 54.0%, from the comparable period in 2000. The decrease in other expenses is a reflection of the overall reduction in the business volumes, as it includes costs related to account opening and costs incurred for trading errors and provisions on the margin loan portfolio.

      Our effective income tax rate for the three months ended April 30, 2001 and 2000 was 63.5% and 44.2%, respectively. The increase in the effective tax rate was due to the impact of non-deductible goodwill expense in relation to the reduced net income for the period. Our effective tax rate excluding the tax effects of non-deductible goodwill was 44.2% and 42.2%, respectively, for the three months ended April 30, 2001 and 2000.

Six Months Ended April 30, 2001 Versus Six Months Ended April 30, 2000

  Financial Overview

      Net income for the six months ended April 30, 2001 was $43.6 million, down 67.4% from $133.6 million for the comparable period in 2000. Revenues for the six months ended April 30, 2001 were $630.0 million, down 27.6% from $870.3 million for the comparable period in 2000. This was due to a 40.3% decrease in commissions and transaction fees, and a 15.6% decrease in net interest revenue, mitigated by a 21.8% increase in mutual fund and related revenue, and a 32.9% increase in other revenue, which benefited from a net $5.3 million gain recognized on securities held.

      Total operating expenses of $547.3 million for the six months ended April 30, 2001 were down 13.4% from $631.7 million for the comparable period in 2000, reflecting the management of compensation costs, advertising costs and other administrative costs. The reductions in these categories more than offset the increased occupancy and equipment costs.

  Revenues

     Commissions and Fees

      Commissions and fees were $355.3 million for the six months ended April 30, 2001, down $240.3 million, or 40.3%, from the comparable period in 2000. The total number of trades executed by us has decreased 39.3% from the comparable period in 2000 even though our customer base has grown. Average commissions per revenue trade decreased approximately 2%, reflecting the stabilization of on-line trades, which are offered at a lower price than traditional agent based trading, at approximately 74% of total transactions. For the six months ended April 30, 2001, total daily average online and total daily average electronic trades, reflected in the table below, as rounded, represented 74.0% and 76.5% of total trades, respectively, as compared to 73.4% and 76.5%, respectively, in the comparable 2000 period.

	Six Months Ended
	April 30,
			Percent
	2001	2000	Change

Total daily average online trades	101,200	163,000	(38)%

Touch-tone	3,500	7,300	(53)%

Total daily average electronic trades	104,700	170,300	(39)%

Agent trades	32,100	51,900	(38)%

Total daily average trades	136,800	222,200	(38)%

Average commissions, per revenue trade	$20.57	$21.09	(2)%

      We added approximately 328,800 new customer accounts (excluding those obtained through acquisition) during the six months ended April 30, 2001, a decrease of 51.6% from the approximately 678,800 new accounts added during the comparable period in 2000. Our advertising and marketing expense per new account was approximately $150 for the six months ended April 30, 2001 versus $96 for the comparable 2000 period.

     Mutual Fund and Related Revenue

      Mutual fund and related revenue was $86.4 million for the six months ended April 30, 2001, up $15.5 million, or 21.8%, from the comparable period in 2000. This was due to increases in customer assets held in proprietary money market and mutual funds and money market deposit accounts.

     Net Interest Revenue

      Net interest revenue was $143.4 million for the six months ended April 30, 2001, down $26.5 million, or 15.6%, from the comparable period in 2000. This decrease was due primarily to a 32.3% decrease in average customer margin loans to $5.9 billion during the six months ended April 30, 2001 from $8.7 billion during the comparable period in 2000. Our average net interest spread of 2.84% for the six months ended April 30, 2001 increased 42 basis points from the 2.42% spread for the comparable period in 2000 due to an increase in the margin rate of interest and an improvement in our funding cost. As with the quarter ended April 30, 2001, the decrease in net interest revenue for the six months ended April 30, 2001 reflected the reduced value of invested capital as a result of lower interest rates.

  Operating Expenses

      Compensation and benefits expense was $197.8 million for the six months ended April 30, 2001, down $22.2 million, or 10.1%, from the comparable period in 2000. This decrease was due primarily to the net reduction of over 700 full time equivalent associates through attrition from the level for the same period last year and the reduction in incentive compensation in line with our operating results for the second quarter.

      Execution and clearing costs were $74.4 million for the six months ended April 30, 2001, down $14.9 million, or 16.7%, from the comparable period in 2000. This decrease was due primarily to reduced transaction volumes.

      Occupancy and equipment expense was $74.0 million for the six months ended April 30, 2001, up $13.8 million, or 22.9%, from the comparable period in 2000. This increase was due to additional lease expenses on our expanded branch and call center space, as well as increased lease and maintenance expenses on data processing equipment.

      Advertising and marketing expense was $49.2 million for the six months ended April 30, 2001, down $16.2 million, or 24.8%, from the comparable period in 2000. This decrease reflects the reduction in advertising in the United States as well as foreign advertising and branding campaigns in response to the difficult market conditions.

      Communications expense was $28.9 million for the six months ended April 30, 2001, down $4.7 million, or 14.0%, from the comparable period in 2000. This decrease was due primarily to reduced trading volumes.

      Amortization of goodwill was $23.6 million for the six months ended April 30, 2001, up $3.4 million, or 16.8%, from the comparable period in 2000. This increase was due to the acquisition of Dealwise Limited in the third fiscal quarter of 2000.

      Professional fees were $22.0 million for the six months ended April 30, 2001, up $2.1 million, or 10.7%, from the comparable period in 2000. This increase was due primarily to fees for computer programming and systems consultants, reflecting our continued investment in systems.

      Other expenses were $77.3 million for the six months ended April 30, 2001, down $45.8 million, or 37.2%, from the comparable period in 2000. The decrease in other expenses reflects the reduction in business volumes, as it includes costs related to account openings and costs incurred for trading errors and provisions on the margin loan portfolio, compared to the record transaction volumes and market volatility experienced in the comparable period.

      Our effective income tax rate for the six months ended April 30, 2001 and 2000 was 47.3% and 44.0%, respectively. The increase in the fiscal year to date effective tax rate was due to the impact of non-deductible goodwill in relation to net income. Our effective tax rate, excluding the tax effects of non-deductible goodwill, was 39.8% and 41.9%, respectively, for the six months ended April 30, 2001 and 2000.

  Credit

      Credit is extended to customers who purchase securities and other financial products in their margin accounts. The customer must deposit and maintain a minimum percentage in his or her portfolio. The extent of these loans is based on federal regulations and internal policies. Stock positions held in customer accounts are held as collateral for these loans. Risk of credit loss arises if the market value of the customer’s portfolio falls below the loan value in the account, thus eliminating the equity. The risk of loss is increased when there are progressive and/or rapidly declining markets.

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

  Liquidity and Capital Resources

      Historically, we have financed our customer securities operations primarily through customer credit balances, deposits received for securities loaned, other short-term borrowings and cash generated by our operations. As of April 30, 2001, 85.1% of our assets consisted of cash and cash equivalents or assets readily convertible into cash (principally receivables from customers, receivables from brokers and dealers, deposits paid for stock borrowed, and securities owned). Receivables from customers primarily consist of margin loans to customers, which are secured by customers’ readily marketable securities. Receivables from brokers and dealers consist of amounts receivable for pending securities transactions, which can generally be settled within three business days. Deposits paid for securities borrowed represent cash deposits placed with brokers securing marketable securities borrowed by us. Securities owned consist primarily of U.S. and Canadian government securities and other securities, which trade in highly liquid markets.

      Capital expenditures and investments in new technology, services and advertising are being primarily financed through earnings from operations. Net income plus depreciation and amortization was $28.8 million and $95.7 million for the three months ended and $90.5 million and $169.3 million for the six months ended April 30, 2001 and 2000, respectively. Depreciation and amortization expense, which relates to fixed assets, leasehold improvements and goodwill, was $22.2 million and $19.1 million for the three months ended and $46.9 million and $35.7 million for the six months ended April 30, 2001 and 2000, respectively. Capital expenditures were $20.3 million and $20.6 million in the three months ended and $49.4 million and $39.3 million in the six months ended April 30, 2001 and 2000, respectively, which represented 7.2% and 4.2% and 7.8% and 4.5% of total revenues in each period. Capital expenditures, excluding acquisitions of new businesses, during the three months and six months ended April 30, 2001 and 2000, primarily related to the purchase of communications and data processing equipment and leasehold improvements related to new branches and expanded call center and data center facilities.

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

  Recently Issued Accounting Standards

      Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in 1998 and, as amended, became effective for all fiscal years which began after June 15, 2000. This standard requires us to recognize all derivatives as either assets or liabilities in our financial statements and to measure such instruments at their fair values. Hedging activities must be redesignated and documented pursuant to the provisions of this standard. We adopted the provisions of this standard on November 1, 2000. The effect of this adoption was not material to our financial condition and results of operations.

      In September 2000, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a Replacement of FASB Statement No. 125, which revises the standards for accounting for transfers of financial assets and collateral. In addition, specific implementation guidelines have been established to further distinguish transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to collateral for fiscal years ended after December 15, 2000. We adopted the provisions of SFAS No. 140 for the financial year 2001. The effect of this adoption was not material to our financial condition and results of operation.

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

      As a part of our brokerage business, we hold short-term interest-earning assets (mainly margin loans to customers) totaling $6.1 billion and $8.8 billion at April 30, 2001 and October 31, 2000, respectively, of which $2.8 billion and $2.3 billion, respectively, were denominated in foreign currencies, primarily the Canadian dollar. Our interest earning assets are financed by short-term interest-bearing liabilities in the form of customer balances and deposits received for stock loaned. We earn a net interest spread on the difference between amounts earned on customer margin loans and amounts paid on stock loan and customer credit balances. Since we establish the rate paid on customer cash balances, a substantial portion of our interest rate risk is under our direct management. We generally move rates earned on loans in lockstep with rates paid on credit balances to maintain a consistent net interest spread, and, therefore, do not anticipate that changes in interest rates will have a material adverse effect on our earnings and cash flows. Similarly, since we manage the assets and liabilities related to our brokerage business on a geographic basis and fund assets with liabilities denominated in the same currency as the assets, we do not anticipate that changes in foreign exchange rates will have a material adverse effect on our net interest revenues or cash flows.

      We held marketable securities (securities owned) at April 30, 2001 and October 31, 2000, which were recorded at fair value of $503.1 million and $138.5 million, respectively, and sold securities short (securities sold, not yet purchased) at April 30, 2001 and October 31, 2000 with a fair value of $5.6 million and $6.4 million, respectively, which exposes us to market price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in quoted market prices and amounts to approximately $50.9 million and $14.5 million at April 30, 2001 and October 31, 2000, respectively. Of these positions, approximately $426.7 million and $43.5 million of securities owned at April 30, 2001 and October 31, 2000, respectively, and $3.4 million and $6.1 million of securities sold short at April 30, 2001 and October 31, 2000, respectively, were denominated in foreign currencies, primarily the Canadian dollar. Therefore, we are also exposed to foreign currency risk. With respect to foreign exchange rate risk on investments denominated in foreign currencies, there continues to be no significant exposure to foreign exchange rate risk, as foreign currency assets are generally funded with liabilities in the same currency.

      In addition, the Company invested structural capital in its international subsidiaries, exposing it to further foreign exchange risk. These investments, which are recorded at the historical cost in U.S. dollars, are subject to foreign currency exchange rate risk. The total historical equivalent U.S. dollar investment in the Company’s international subsidiaries and joint ventures at April 30, 2001 and October 31, 2000 was $565.6 million and $478.7 million, respectively. The foreign currency exchange rate risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in foreign exchange rates and amounts to approximately $56.6 million and $47.9 million as at April 30, 2001 and October 31, 2000, respectively. Actual results may differ.

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

2.3	Share Transfer Agreement between TD Bank and TD Waterhouse (Incorporated by reference to Exhibit 2.3 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000).
3.1	Amended and Restated Certificate of Incorporation of TD Waterhouse (Incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000).
3.2	By-laws of TD Waterhouse (Incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1, Registration No. 333-77521).

Exhibit
Number	Exhibit

4.1	Specimen common stock certificate (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1, Registration No. 333-77521).
4.2
Amended and Restated Support and Exchange Agreement, dated April 13, 2000, by and among TD Waterhouse, TD Waterhouse Investor Services (Canada) Inc., TD Waterhouse Holdings, Inc., TD Securities Inc., CT Financial Services Inc. and TD Bank (Incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2000).

4.3
Exchangeable Preference Share Terms of TD Waterhouse Investor Services (Canada), Inc. (Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-1, Registration No. 333-77521).

4.4
Certificate of Designation creating Special Voting Preferred Stock of TD Waterhouse (Incorporated by reference to Exhibit 4.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000).

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
10.3
Master Services Agreement between TD Waterhouse and TD Bank dated June 28, 1999, as amended (Incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000).

10.4
Tax Sharing Agreement between TD Waterhouse and TD Waterhouse Holdings, Inc. (Incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000).

10.5	TD Bank Long Term Capital Plan (Incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1999.)
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

10.9
Employment Agreement, dated as of June 1, 2000 between Bharat B. Masrani and the Company (Incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000).

10.10
Employment Agreement, dated as of October 31, 1999 between Richard J. Rzasa and the Company (Incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000).

10.11	The Toronto-Dominion Bank 2000 Stock Incentive Plan (Incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000).

Exhibit
Number	Exhibit

10.12
Amendment to the Master Services Agreement between TD Bank and TD Waterhouse effective as of June 28, 1999 (Incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000).

10.13
Amendment to the Master Services Agreement between TD Bank and TD Waterhouse dated April 13, 2000 (Incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000).

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

Dated:  June 14, 2001

TD WATERHOUSE GROUP, INC.

By:	/s/ STEPHEN D. MCDONALD _______________________________________ Stephen D. McDonald

Chief Executive Officer and Deputy Chairman

By:	/s/ B. KEVIN STERNS _______________________________________ B. Kevin Sterns

Executive Vice President
and Chief Financial Officer
(Principal Financial and Accounting Officer)