Form 10-Q
period 2001-07-31
TD WATERHOUSE GROUP INC
filed 2001-09-19
CIK 1085095

________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2001

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No

      Number of shares outstanding of each of the registrant’s classes of Common Stock at September 13, 2001.

Common Stock, $.01 Par Value	378,341,750 shares

TD WATERHOUSE GROUP, INC.

FORM 10-Q QUARTERLY REPORT
For the Quarter Ended July 31, 2001

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

Part I.

Item 1.  Financial Statements

TD WATERHOUSE GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,

	2001	2000	2001	2000

Revenues

Commissions and fees	$130,664	$202,947	$485,994	$798,628

Mutual fund and related revenue	45,968	37,065	132,338	107,969

Net interest revenue	57,477	88,846	200,921	258,809

Other	22,475	16,752	67,353	50,528

Total revenues	256,584	345,610	886,606	1,215,934

Expenses

Employee compensation and benefits	99,982	97,539	297,824	317,561

Execution and clearing costs	34,032	40,610	108,430	129,913

Occupancy and equipment	62,837	32,445	136,848	92,646

Advertising and marketing	16,276	23,434	65,452	88,815

Communications	12,414	14,468	41,290	48,057

Amortization of goodwill	11,788	11,556	35,389	31,757

Professional fees	11,015	11,477	33,058	31,397

Other	33,505	47,251	110,812	170,375

Total expenses	281,849	278,780	829,103	910,521

(Loss)/income before income taxes	(25,265)	66,830	57,503	305,413

Income tax (benefit)/provision	(3,425)	32,339	35,758	137,286

Net (loss)/income	$(21,840)	$34,491	$21,745	$168,127

Basic and diluted (loss)/earnings per share	$(0.06)	$0.09	$0.06	$0.44

Weighted average shares outstanding — basic	379,047	379,789	379,539	378,666

Weighted average shares outstanding — diluted	379,051	380,111	379,566	378,819

The accompanying notes are an integral part of these consolidated financial statements.

TD WATERHOUSE GROUP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share and per share amounts)
(Unaudited)

	July 31, 2001	October 31, 2000

Assets

Cash and cash equivalents	$347,264	$859,579

Securities owned, at market value	456,807	138,515

Receivable from brokers and dealers	91,287	104,266

Receivable from customers, net	4,317,157	7,978,551

Deposits paid for securities borrowed	1,186,522	640,750

Receivable from affiliates	15,818	5,039

Deposits with clearing organizations	50,538	51,943

Fixed assets, net of accumulated depreciation	160,841	140,591

Goodwill, net of accumulated amortization	766,262	804,266

Other assets	281,247	265,817

Total assets	$7,673,743	$10,989,317

Liabilities and Stockholders’ Equity
Liabilities

Bank loans and overdrafts	$38,218	$963,031

Deposits received for securities loaned	1,310,156	4,111,677

Securities sold, not yet purchased, at market value	3,208	6,396

Payable to brokers and dealers	258,672	105,467

Payable to customers	3,242,649	2,849,485

Payable to affiliates	307,501	358,907

Accrued compensation, taxes payable and other liabilities	285,384	370,431

Total liabilities	5,445,788	8,765,394

Commitments and contingent liabilities (Note 2)

Stockholders’ Equity

Preferred stock, $.01 par value: 100 million shares authorized, one share issued and outstanding	—	—

Preferred stock of subsidiaries, $23,700 par value:

100,000 shares authorized, 5 shares issued and outstanding	119	119

Preferred stock of subsidiaries, CDN$1,000 par value: unlimited shares authorized, 17,100 shares issued and outstanding	11,829	11,829

Common stock, $.01 par value: 700 million shares authorized, 378,341,750 shares issued and outstanding	3,798	3,798

Additional paid-in capital	1,983,730	1,983,730

Treasury stock	(16,536)	—

Retained earnings	263,502	241,757

Accumulated other comprehensive loss	(18,487)	(17,310)

Total stockholders’ equity	2,227,955	2,223,923

Total liabilities and stockholders’ equity	$7,673,743	$10,989,317

The accompanying notes are an integral part of these consolidated financial statements.

TD WATERHOUSE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	July 31,

	2001	2000

Cash flows from operating activities:

Net income	$21,745	$168,127

Adjustments to reconcile net income to cash (used in)/ provided by operating activities:

Depreciation and amortization	76,356	56,889

(Increases)/decreases in operating assets:

Securities owned	(319,284)	224,798

Receivable from brokers and dealers	12,469	(159,256)

Receivable from customers	3,651,678	(2,911,067)

Deposits paid for securities borrowed	(550,738)	160,212

Receivable from affiliates	(10,779)	4,404

Deposits with clearing organizations	1,335	(17,771)

Other net assets	(9,908)	16,170

(Decreases)/ increases in operating liabilities:

Bank loans and overdrafts	(924,680)	901,232

Deposits received for securities loaned	(2,798,414)	235,081

Securities sold, not yet purchased	(3,155)	4,957

Payable to brokers and dealers	155,173	378,113

Payable to customers	406,843	916,992

Payable to affiliates	(21,829)	291,195

Accrued compensation, taxes payable and other liabilities	(83,450)	379,167

Cash (used in)/ provided by operating activities	(396,638)	649,243

Cash flows from investing activities:

Purchase of furniture, equipment and leasehold improvements	(61,877)	(80,215)

Acquisitions of businesses, net of assets acquired and liabilities assumed	—	(196,448)

Cash used in investing activities	(61,877)	(276,663)

Cash flows from financing activities:

Preferred stock issued by subsidiary	—	11,652

Common shares and additional paid in capital	—	67,142

Repurchase of shares	(16,536)	—

Subordinated debt with affiliate	(29,908)	25,316

Cash (used in)/ provided by financing activities	(46,444)	104,110

Effect of exchange rate differences in cash and cash equivalents	(7,356)	(18,987)

(Decrease)/ Increase in cash and cash equivalents	(512,315)	457,703

Cash and cash equivalents, beginning of period	859,579	569,181

Cash and cash equivalents, end of period	$347,264	$1,026,884

Supplemental disclosures of cash flow information

Cash paid for interest	$227,848	$287,582

Cash paid for income taxes	$50,788	$312,439

The accompanying notes are an integral part of these consolidated financial statements.

TD WATERHOUSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)
(Unaudited)

1.  Organization and Description of the Business

      TD Waterhouse Group, Inc. (the “Company”) is a Delaware holding company which, through its operating subsidiaries, is a leading provider of online financial services to investors in the United States, Canada, the United Kingdom, Australia and Hong Kong. The Company also has joint ventures in Japan, India and Luxembourg to serve investors in those countries. As of July 31, 2001, the Company was 89.3% owned by The Toronto-Dominion Bank (“TD Bank”) directly and through certain of TD Bank’s subsidiaries.

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

3.  Net Capital Requirements

      As registered broker-dealers and members of the New York Stock Exchange, the Company’s U.S. subsidiaries, TD Waterhouse Investor Services, Inc. (“TDW US”) and National Investor Services Corp. (“NISC”), are subject to the SEC’s Uniform Net Capital Rule, which requires the maintenance of minimum net capital. At July 31, 2001, TDW US and NISC were both in compliance with their respective capital requirements and had net capital of $13,055 and $818,009, respectively, which were $9,682 and $747,835, respectively, in excess of their required net capital.

      TD Waterhouse Investor Services (Canada) Inc. (“TDW Canada”) is a member of the Investment Dealers Association of Canada and is required to meet its risk-adjusted capital rules, which require the maintenance of minimum risk-adjusted capital of Cdn. $250 (US $163 at July 31, 2001). As at July 31, 2001, TDW Canada was in compliance with such requirements.

      TD Waterhouse Investor Services (UK) Limited (“TDW UK”), TD Waterhouse Holdings (Australia) Pty. Limited (“TDW Australia”), and TD Waterhouse Investor Services (Hong Kong) Limited (“TDW HK”) are all subject to broker-dealer capital requirements in their respective countries and, as at July 31, 2001, were in compliance with such requirements.

4.  Net Interest Revenue

      The Company reports interest revenue, which primarily arises from margin loans to customers, net of related financing cost (interest expense). Interest expense was $42,682 and $116,106 for the three months

TD WATERHOUSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ended July 31, 2001 and 2000, respectively, and $205,633 and $336,141 for the nine months ended July 31, 2001 and 2000, respectively.

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

6.  Collateral Pledged

      Under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of Financial Accounting Standards Board (“FASB”) Statement No. 125, the Company is required to disclose the collateral received under securities borrowed, customer and non-customer agreements which it has the ability to sell or re-pledge and the amount of collateral that has been pledged or resold. As of July 31, 2001, the Company has received collateral primarily in connection with securities borrowed and customer margin loans with a market value of $7.82 billion, which it can sell or re-pledge. Of this amount, $1.45 billion has been pledged or sold as of July 31, 2001 in connection with securities loans, bank borrowings and deposits with clearing organizations.

7.  International Operations

      The total revenues, income before income taxes, and identifiable assets of the Company’s businesses by geographic region are summarized below:

	For the Three		For the Nine
	Months Ended		Months Ended
	July 31,		July 31,

	2001	2000	2001	2000

Total revenues (thousands):

United States	$163,983	$227,738	$569,438	$814,002

Canada	80,964	99,364	270,831	346,288

Other	11,637	18,508	46,337	55,644

Total	$256,584	$345,610	$886,606	$1,215,934

Income before income taxes (thousands):

United States	$(25,127)	$51,262	$38,546	$196,763

Canada	17,681	28,339	65,493	130,778

Other	(17,819)	(12,771)	(46,536)	(22,128)

Total	$(25,265)	$66,830	$57,503	$305,413

	July 31,	October 31,
	2001	2000

Identifiable assets:

United States	$4,340,664	$7,592,537

Canada	2,845,257	2,937,505

Other	487,822	459,275

Total	$7,673,743	$10,989,317

TD WATERHOUSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.  Comprehensive income

      SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income, which includes net income and changes in equity except those resulting from investments by, or distributions to, stockholders. Comprehensive income is as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	July 31,		July 31,

	2001	2000	2001	2000

Net (loss)/income	$(21,840)	$34,491	$21,745	$168,127

Changes in other comprehensive income/(loss):

Cumulative translation adjustments	3,136	(3,055)	(1,177)	(11,610)

Total comprehensive (loss)/income	$(18,704)	$31,436	$20,568	$156,517

9.  Earnings Per Share

      SFAS No. 128, Earnings Per Share, requires a dual presentation of basic and diluted earnings per share. Basic EPS excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential reduction in EPS that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company has authorized the issuance of a maximum of 32,850,000 shares of common stock under the Company’s stock option plan. Options to purchase 9,702,744 shares of common stock at a weighted average price of $18.25 per share were outstanding at the end of the third quarter 2001. However, options to purchase 9,627,744 shares of common stock were not included in the computation of diluted EPS because the options exercise price was greater than the average market price of the common shares. The options expire on dates ranging from June 2009 to July 2011. Earnings per share under the basic and diluted computations are as follows (in thousands, except per share amounts).

	For the Three		For the Nine
	Months Ended		Months Ended
	July 31,		July 31,

	2001	2000	2001	2000

Net (loss)/income	$(21,840)	$34,491	$21,745	$168,127

Weighted average number of common shares Outstanding — basic	379,047	379,789	379,539	378,666

Common stock equivalent shares related to stock incentive plans	4	322	27	153

Weighted average number of common shares Outstanding — diluted	379,051	380,111	379,566	378,819

Basic (loss)/earnings per share	$(0.06)	$0.09	$0.06	$0.44

Diluted (loss)/earnings per share	$(0.06)	$0.09	$0.06	$0.44

TD WATERHOUSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.  Restructuring

      A restructuring plan to realign our expenses and revenues was developed and announced in the third quarter of 2001, which resulted in a pre-tax charge of $35.4 million ($22.4 million after tax), and is expected to be completed by July 31, 2002. The restructuring undertaken included the following measures:

1) Employee compensation and benefits expense reflected a pre-tax charge of $8.1 million arising from the reduction of our workforce by 9%, affecting 600 associates globally. Separations of associates were effected in various functions: i) customer relationship officers in the branches closed; ii) brokers and customer service officers in the call centers closed; and iii) administrative and technology personnel from the Company’s head office. The terminations are expected to be completed by December 31, 2001. No payments were made against the provision in the third quarter.

2) Occupancy and equipment expense reflected a pre-tax charge of $22.7 million arising from the closure of certain facilities and write-off of leaseholds, furniture and equipment. The facilities closed were the Chicago, Illinois, USA and the Bradford, England, UK call centers and 17 U.S. branches. Included in the total charge for occupancy and equipment was a provision of $8.6 million to allow for lease and brokerage costs to exit the facilities being closed.

3) Professional fees expense included a provision of $0.4 million related to consulting fees.

4) Other expense included a pre-tax write-off of $4.2 million in relation to assets that were determined to be surplus to expected requirements.

      These measures were taken in response to the unfavorable market conditions that we face, but were also designed to take advantage of improvements in business processes that are the result of our continued investment in technology.

11.  Acquisitions and Joint Ventures

      In June 2001, the Company announced it had reached an agreement to form a joint venture with DBS Group Holdings Ltd., the largest banking group in Southeast Asia, to create a regional on-line financial services operation. TD Waterhouse and DBS Group will each have an equal stake in the agreed joint venture, which is expected to begin operations sometime early in Fiscal Year 2002, subject to various regulatory approvals.

      In August 2001, the Company announced it had signed definitive agreements to acquire R.J. Thompson Holdings, Inc. (“RJT”), a privately-held direct access brokerage firm in Omaha, Nebraska, subject to regulatory approval. The acquisition of RJT will permit the Company to further expand its participation in the active trader market segment, providing information services favored by that market segment.

      Acquisition of Aitken Campbell and Company Limited, the Glasgow, Scotland based market maker, was completed in May 2001 by the joint venture holding company formed with The Charles Schwab Corporation in the UK. Our total investment in the joint venture, via the holding company, was approximately US$46.6 million.

12.  Reconciliation of U.S. and Canadian Generally Accepted Accounting Principles

      The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Material differences for the three and nine months ended July 31, 2001 and 2000 and as at July 31, 2001 and October 31, 2000 between

TD WATERHOUSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.S. GAAP financial statements and accounting principles generally accepted in Canada (“Canadian GAAP”) are described below.

	For the Three		For the Nine
	Months Ended		Months Ended
	July 31,		July 31,

	2001	2000	2001	2000

Net Income

Net (loss)/income based on U.S. GAAP	$(21,840)	$34,491	$21,745	$168,127

Stock based compensation, net of tax	0	0	0	1,272

Net (loss)/income based on Canadian GAAP	$(21,840)	$34,491	$21,745	$169,399

Statement of Financial Condition

	July 31,	October 31,
	2001	2000

Total assets based on U.S. GAAP	$7,673,743	$10,989,317

Customer transactions as of trade date	637,033	1,022,291

Total assets based on Canadian GAAP	$8,310,776	$12,011,608

Total liabilities based on U.S. GAAP	$5,445,788	$8,765,394

Customer transactions as of trade date	637,033	1,022,291

Total liabilities based on Canadian GAAP	$6,082,821	$9,787,685

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

13.  Stockholders Equity

      In April 2001, the Company’s Board of Directors approved the repurchase of up to 3 million shares of the Company’s common stock. During the third quarter ended July 31, 2001, the Company completed the purchase of 1,447,600 shares of the Company’s common stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion of the financial condition and results of operations of the Company and its subsidiaries is based on the unaudited consolidated results of our U.S. and international businesses for the three months and the nine months ended July 31, 2001, and should be read in conjunction with the Company’s audited financial statements as of October 31, 2000. This discussion contains projections and other forward-looking statements regarding future events, strategy, revenue sources and our future financial performance. These statements are based on management’s current beliefs and expectations. These beliefs and expectations are based on assumptions that are subject to risks and uncertainties that may cause actual results to differ materially from these statements. The forward-looking statements contained in this report speak only as of the date hereof and we do not undertake any obligation to provide updates on or corrections of such statements in the future as a result of subsequent developments or otherwise. The risks and uncertainties that may cause actual results to differ materially from these statements include, but are not limited to, (i) changes in general economic conditions and prevailing interest rates, (ii) market volatility or further sustained decreases in the market prices of securities generally, (iii) significant increases or decreases in trading activity by our customers, (iv) customer attrition, (v) the development and acceptance of new products and services, (vi) system delays and failures, (vii) increased competition, (viii) a slowdown in the expected rate of employee attrition, (ix) the success of our expense reduction initiatives in achieving their expected benefits, and (x) our ability to estimate when our expense reduction initiatives will affect our operating results. For a discussion of risks and uncertainties that may cause actual results to differ from those reflected in such forward-looking statements, please refer to our filings with the SEC, including the information included under the heading “Item 1. Business-Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2000.

Overview

      We are one of the largest online financial service providers in the world. We offer investors a broad range of brokerage, mutual fund, banking and other consumer financial products on an integrated basis through 233 branches in the United States, Canada, the United Kingdom, Australia and Hong Kong. Our common stock trades on the New York and Toronto Stock Exchanges. The Company also has joint ventures in Japan, India and Luxembourg to serve investors in those countries. Our principal shareholder is TD Bank, one of Canada’s largest financial institutions.

  Revenues

      Commissions and fees, which account for the majority of total revenues, include commissions earned for executing customer trades; payments received by us from market-makers, exchanges and other execution agents for order flow; and fees for providing trade execution and clearance services to financial institutions in the United States and Canada. Commissions and fees are primarily affected by changes in transaction volumes and changes in the commission or fee rates charged per transaction. Commissions, which accounted for approximately 93% of commissions and fees, fluctuate based on the number of active customer accounts, the average number of trades per account, and the average commission per revenue trade. Active customer accounts have grown 8% to approximately 3.3 million as at July 31, 2001, from approximately 3.0 million as at July 31, 2000. We define active accounts as accounts that had purchase, sale or other activity or a position during the previous three months. This account growth has helped offset, to some extent, the impact of the 42% decrease in the average number of trades per account experienced in comparison to the quarter ended July 31, 2000. This decline in investor activity resulted from increased market volatility and a significant decline in market price levels and general investor apathy due to uncertain economic conditions. Average commission per revenue trade of $20.06 for the third quarter ended July 31, 2001 was up 2% from $19.69 per trade in the quarter ended July 31, 2000. This was down 3% from the average commission per revenue trade of $20.59 in the second fiscal quarter of 2001 as on-line trading rose to an all time high of 77% for the third fiscal quarter 2001 as compared to 74% for the second fiscal quarter 2001. The impact of these events on our operating results is more fully detailed elsewhere in this section.

      We use other broker-dealers to execute our customers’ orders and receive revenue from these broker-dealers for such order flow. This has been impacted by the changes in regulations and market conventions that caused market-makers and agents to change their payment policies for order flow by reducing the payment per trade and by limiting the types of trades on which payments are made. Order flow revenue for the third quarter was less than 3% of total revenue; this compares with levels in previous quarters of less than 4%. Transaction fees earned for execution and clearing services are a function of general increases or decreases in market transaction volumes and incremental customer account activity.

      Mutual fund and related revenue represents customary trailer fees from third party and affiliated mutual funds in the U.S. and Canada and, in the U.S. only, fees for shareholder services, administration and investment management services provided to our proprietary money market and mutual funds. Such fees are primarily based upon the daily amount of customer assets invested in third party mutual funds and upon the average daily net asset value of our proprietary money market and mutual funds. Our proprietary money market accounts and mutual funds had net assets valued at $11.0 billion at July 31, 2001, up 21% from the fiscal third quarter 2000 balances of $9.1 billion, and up 2% over second fiscal quarter of 2001 and 22% from fiscal year end. Non-proprietary fund balances of $23.5 billion at July 31, 2001 were 3.5% up from fiscal second quarter, although down 6% from the fiscal third quarter 2000 balances of $25.1 billion. $6.4 billion of customer assets invested in no-load, no-fee mutual funds sponsored by third parties was included in these balances at July 31, 2001. Commissions relating to the purchase and sale of mutual funds are included in commissions and fees.

      We also receive fees for providing referral and administrative services to our affiliate, TD Waterhouse Bank, N.A. (“TDWB”), which are based on the daily cash balances our customers choose to sweep into a Federal Deposit Insurance Corporation (“FDIC”) insured money market account with TDWB. Customer balances invested that were swept into the FDIC-insured account totaled $5.4 billion as of July 31, 2001, which was up 2% from the fiscal third quarter 2000 balance of $5.3 billion, although down 3.6% from the $5.6 billion as of April 30, 2001. In addition, we provide investment advisory services to TDWB with respect to TDWB’s fixed income portfolio and receive a fee based on the market value of the assets under management. Fees related to services provided to TDWB are classified as mutual fund and related revenues.

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

  Operating Expenses

      Our largest operating expense is employee compensation and benefits, which includes salaries and wages, incentive compensation and related employee benefits and taxes. We employ a limited number of commissioned sales representatives; therefore, compensation and benefits do not vary directly with changes in commission revenue. Most employees do, however, receive incentive compensation based on the overall results of our operations in each geographical region, as well as the employee’s individual performance. Therefore, a portion of compensation and benefits expense will fluctuate based on our operating results. Prior to the third fiscal quarter of 2000, compensation expense has also reflected the change in intrinsic value of TD Bank stock options granted to our employees under TD Bank’s stock option plan. Effective May 1, 2000, certain option holders signed legally binding waivers to forfeit their right to a shareless exercise as provided by the Plan. As a result no further expense will be recorded for the change in the intrinsic value of the stock options.

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

      Occupancy and equipment expense includes the costs of leasing and maintaining our office space and branch network, the leases and rental costs related to computers and other equipment, and depreciation and amortization expense associated with our fixed assets and leasehold improvements. Changes in the number or changes in the location of branches, along with ongoing investment in technology, affects the level of occupancy and equipment expense.

      Advertising and marketing includes media, print and direct mail advertising expenses and other costs incurred to create brand awareness, promote our product and service offerings and introduce new products and services. Continuing development of new products and services and increased competition require substantial advertising and marketing expenditures. Advertising and marketing expenditures are managed to ensure the level of expense is appropriate for the level of revenues being earned for the period.

      Communications expense includes telephone expenses, which are generally affected by changes in customer transaction volumes and the increased use of electronic communication channels and online service offerings.

      We have been active in acquiring new businesses to rapidly expand our operations including: Marathon Brokerage in 1993, Waterhouse Securities Group in 1996, Pont Securities Limited in 1997, Rivkin Croll Smith, Kennedy Cabot & Co., Jack White & Company and Gall & Eke in 1998, and YorkSHARE Limited, a U.K. based discount broker operation, in November, 1999. In the quarter ended April 30, 2000, we acquired CT Securities Inc. from CT Financial Services Inc. CT Financial Services Inc. was acquired by TD Bank in February, 2000. The acquisition of Dealwise Limited in the U.K., one of the largest discount brokers in the U.K., was completed early in the third fiscal quarter of the year 2000. Goodwill relating to our major acquisitions is generally being amortized over a period of 20 years from the date of acquisition. Effective November 1, 2001, the Company will adopt the new accounting standards that apply to business combinations and intangible assets, which will result in cessation of amortization of goodwill. These standards are more fully described in this report under the heading of “Recently Issued Accounting Standards”.

      We also provided the initial funding of two joint ventures in Japan and in India, which were completed in the second quarter of 2000, and began activity in the third fiscal quarter of the year 2000. The results of operations for these joint ventures with The Bank of Tokyo-Mitsubishi, Ltd., which provides access to the Japanese market, and with Tata Finance Limited, which provides access to the developing market in India, are reflected in other income and are accounted for under the equity method of accounting. In the first quarter of the fiscal year 2001, we also formed a joint venture with Banque Generale du Luxembourg to create a multi-market, multi-channel self directed investing service for high net worth Europeans and have provided the initial funding for the joint venture. This joint venture began operations in June 2001. In early May 2001, we completed the formation of a joint venture holding company with The Charles Schwab Corporation (“Schwab”). The joint venture company completed the acquisition of the Glasgow, Scotland-based market maker, Aitken Campbell and Company Limited in May 2001 and began managing the operation which will form the foundation of the UK market making operation for the joint venture partners. The Company and Schwab hold equal stakes in the joint venture.

      Professional fees include fees paid to consultants engaged to support our product, service and systems development efforts, as well as legal and accounting fees. Increased expenditures are undertaken to introduce new products or increased functionality to our systems applications. In light of our commitment to enhance our operations through technological solutions, we continue to invest in technology and systems development.

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

Effect of Recent Market Conditions

      During the first two quarters of fiscal 2000, stock markets in the U.S. and Canada experienced a significant increase in market price levels and trading volume, which contributed to an increase in investor interest in buying and trading securities. During this period, we reached record levels of trading volume, revenues and net income. However, in the third and fourth quarters of fiscal 2000 and the first three quarters of fiscal 2001, market price levels and trading volume decreased considerably from their peak levels in the first half of fiscal 2000 and the stock markets have been increasingly volatile. Our revenues and net income have been affected by this downturn. The declines in revenues and net income have been due primarily to decreases in commissions and transaction fees as a result of a slowdown in investor activity and trades per active account and a decrease in average margin loan balances. These conditions continued through the third quarter and into the fourth quarter of fiscal 2001, as continued unfavorable economic news has negatively impacted investor sentiment.

      In response to the continued downturn in the revenues generated from decreased customer activity, in the second fiscal quarter 2001 we introduced a series of initiatives under a plan referred to as “Project 200”. The project, when fully implemented, is targeted to have a $200 million positive impact on the annualized pre-tax income which we would otherwise have achieved from our existing business operations under the prevailing market conditions, through a combination of expense reduction and revenue generation initiatives. The expense reduction initiatives of the project have thus far achieved an annualized cost reduction of approximately $115 million of the $150 million in cost reduction targeted to be in place by the end of first quarter of fiscal 2002. The continued reduced transaction volumes we have experienced have resulted in a further expense reduction of approximately $20 million on volume driven expenses for the third quarter 2001. Reduced trade volumes will also impact the targeted annualized revenue increases of approximately $50 million, which are related to price and fee initiatives in the U.S. operations introduced in August 2001, to approximately $35 million annually.

      As we monitored the market conditions that prompted our initiation of Project 200 and our progress against the plan, it became clear that action beyond the project would be necessary. Accordingly, a restructuring plan was developed to realign our expenses and revenues, which resulted in a pre-tax charge of approximately $35.4 million. The restructuring undertaken included the following measures:

•	Reduction of our workforce by 9%, with 600 associates being affected globally, which generated a restructuring cost in the third quarter compensation and benefits expense of $8.1 million. This charge is largely the result of the separation of associates employed at facilities that are being closed, but also included reductions in other U.S. staff.

•	Closure of certain facilities and the write-off of leaseholds, furniture and equipment, which generated a restructuring cost in the third quarter occupancy and equipment expense of $22.7 million. This included costs related to the closure of the Chicago call center, 17 U.S. branches, a call center in Bradford, England, and equipment related to those facilities and other equipment obtained through acquisition that was deemed redundant. On completion of the facility closures, we will be operating from a base of 216 locations.

•	Professional fees expense for the third quarter included a restructuring charge of $0.4 million related primarily to consulting fees.

•	The write-off of certain assets that were determined to be surplus to requirement or obsolete resulted in a restructuring charge in the third quarter other expense line of $4.2 million.

      These measures were driven primarily by the unfavorable market conditions that we face, but they were also designed to take advantage of improvements in business processes that are the result of our continued investment in technology. In our view, this restructuring has not weakened our operational capacities, and we will be well positioned to manage increases in business volumes with minimal increases in resources.

      We will continue to adjust our expenses in anticipation of and in response to changes in financial market conditions and customer trading patterns. Certain of our expenses (including incentive compensation, portions of communications, and execution and clearing costs) vary with changes in financial performance or customer trading activity. Expenses relating to the level of temporary employees, contractors, overtime hours, professional services, and advertising and marketing are adjustable to some extent over the short-term to help us achieve our financial objectives. Additionally, developmental spending (including branch openings, product and service rollouts, and certain information technology systems improvements) is generally discretionary and can be altered in response to market conditions. However, a significant portion of our expenses such as wages and salaries, occupancy and equipment, depreciation and amortization of goodwill do not vary directly, at least in the short term, with fluctuations in revenues or securities trading volumes, such as experienced in the previous five quarters. As we view our developmental spending as essential to our future growth, we attempt to avoid major adjustments in such spending unless faced with a sustained slowdown in customer trading activity. Despite current market conditions and our expense reduction initiatives, we nevertheless have continued with certain developmental spending on technology and our branch network. Given the nature of our revenues and expenses, and the economic and competitive factors discussed above, our earnings may continue to be subject to significant volatility from period to period, even with our initiatives to temper the impact of market conditions and improve our operating results under those conditions. Our results for any interim period are not necessarily indicative of results for a full year.

      We continue to manage our expenses, including marketing and advertising, as well as other discretionary spending, in response to changing and volatile market conditions.

      On September 11, 2001 the World Trade Center Towers in New York City were destroyed. This event did not materially impact the Company’s operational capacity and the Company has continued its operations. The Company’s principal executive offices and its material operations centers in New York were not directly damaged by the collapse of the World Trade Center buildings, but are located in an area that was evacuated and closed during the recovery efforts. In addition, this tragic event resulted in the closing of U.S. financial markets for an unprecedented four days. The events of September 11, 2001, therefore, may result in continued volatile markets or further decreased investor activity, which may impact our operating results.

Results of Operations

      The following table sets forth the combined statement of income data for the periods indicated as a percentage of total revenues:

	For the Three		For the Nine
	Months Ended		Months Ended
	July 31,		July 31,

	2001	2000	2001	2000

Revenues

Commissions and fees	50.9%	58.7%	56.4%	65.7%

Mutual fund and related revenue	17.9	10.7	13.7	8.9

Net interest revenue	22.4	25.7	22.8	21.3

Other	8.8	4.9	7.1	4.1

Total revenues	100.0%	100.0%	100.0%	100.0%

	For the Three		For the Nine
	Months Ended		Months Ended
	July 31,		July 31,

	2001	2000	2001	2000

Expenses

Employee compensation and benefits*	39.0%	28.2%	33.6%	26.1%

Execution and clearing costs	13.3	11.8	12.2	10.7

Occupancy and equipment*	24.5	9.4	15.4	7.6

Advertising and marketing	6.3	6.8	7.4	7.3

Communications	4.8	4.2	4.7	4.0

Amortization of goodwill	4.6	3.3	4.0	2.6

Professional fees*	4.3	3.3	3.7	2.6

Other*	13.0	13.7	12.5	14.0

Total expenses*	109.8%	80.7%	93.5%	74.9%

(Loss)/income before income taxes**	(9.8)%	19.3%	6.5%	25.1%

Income tax (benefit)/provision**	(1.3)	9.3	4.0	11.3

Net (loss)/income **	(8.5)%	10.0%	2.5%	13.8%

*	Excluding impact of restructuring costs, expenses as per cent of revenue for the three and nine months would be: 35.8% and 32.7% in Employee compensation and benefits; 15.7% and 12.9% in Occupancy and equipment; 4.1% and 3.7% in Professional fees; 11.4% and 12.0% in Other; and 96.0% and 89.5% in Total expenses.

**	Excluding impact of restructuring costs, income and tax figures as a per cent of revenue for the three and nine months would be: Income before taxes of 4.0% and 10.5%; Income tax provision of 3.8% and 5.5%; and Net income of 0.2% and 5.0%.

Our primary markets are the U.S. and Canada, which accounted for 64% and 32%, respectively, of our revenue for the quarter and 64% and 31%, respectively, for the year to date. At July 31, 2001, customers in the U.S. held approximately 68% of our active customer accounts, with approximately 23% held by customers in Canada, and 9% in other international locations. The table below provides a breakdown as to the geographic source of transactions, revenue and net income before tax and goodwill (excluding gains/ (losses) on securities), account and customer asset volumes, as rounded. The gains/ (losses) on securities are reflected separately below, as these do not form part of our core business.

	For the Three		For the Nine
	Months Ended		Months Ended
	July 31,		July 31,

	2001	2000	2001	2000

Average daily trades:

United States	72,800	117,900	89,800	153,200

Canada	22,700	30,900	27,500	38,500

Other	6,200	8,000	7,500	8,400

Total	101,700	156,800	124,800	200,100

Total Revenue (in thousands):

United States	$163,069	$227,738	$564,280	$814,002

Canada	80,964	99,364	270,831	346,288

Other	10,234	17,727	43,841	54,863

Total (excluding securities gains/(losses))	$254,267	$344,829	$878,952	$1,215,153

Gains/(losses) on securities held	2,317	781	7,654	781

Total Revenue	$256,584	$345,610	$886,606	$1,215,934

	For the Three		For the Nine
	Months Ended		Months Ended
	July 31,		July 31,

	2001	2000	2001	2000

Net Income before taxes, goodwill and restructuring (in thousands):

United States	$13,171	$59,811	$89,698	$222,410

Canada	21,017	29,788	71,648	134,074

Other	(14,549)	(11,994)	(40,675)	(20,095)

Total (excluding securities gains/(losses))	$19,639	$77,605	$120,671	$336,389

Amortization of goodwill	(11,788)	(11,556)	(35,389)	(31,757)

Gains/(losses) on securities held	2,317	781	7,654	781

Restructuring costs	(35,433)	—	(35,433)	—

Total Net (loss)/income before taxes	$(25,265)	$66,830	$57,503	$305,413

	For the
	Three Months
	Ended July 31,

	2001	2000

Active accounts at period end:

United States	2,215,000	2,111,000

Canada	764,000	692,000

Other	283,000	208,000

Total	3,262,000	3,011,000

Total Customer Assets (billions):

United States	$101.7	$124.1

Canada	32.4	34.9

Other	2.6	3.6

Total	$136.7	$162.6

Three Months Ended July 31, 2001 Versus Three Months Ended July 31, 2000

     Financial Overview

      Net loss for the three months ended July 31, 2001 of $(21.8) million, which included $35.4 million ($22.4 million after tax) in restructuring costs, was down 163.3% from $34.5 million for the comparable period in 2000. Excluding restructuring costs and goodwill, net income for the three months ended July 31, 2001 was $10.9 million. Revenues for the three months ended July 31, 2001 were $256.6 million, down 25.8% from $345.6 million for the comparable period in 2000. The decline in net income and revenues was due primarily to a 35.6% decrease in commissions and transaction fees resulting from decreased investor activity. The decrease in investor activity resulted primarily from significant declines in market price levels and increases in volatility during the second half of 2000, which has continued through the first three quarters of 2001. Revenues and net income were also affected by a 35.3% decrease in net interest revenue, mitigated by a 24.0% increase in mutual fund and related revenue and a 34.2% increase in other revenue, which benefited from a net $2.3 million gain recognized on securities and investments held.

      Total operating expenses of $281.8 million for the three months ended July 31, 2001, which included $35.4 million in restructuring costs, were up a marginal 1.1% from $278.8 million for the comparable period in 2000. Excluding the restructuring costs, operating expenses for the three months ended July 31, 2001 were $246.4 million, down $32.4 million, or 11.6%. Reduction of approximately 700 full time equivalent associates through attrition during the quarter contributed to a $5.7 million decrease in compensation and benefits costs in comparison to the same period last year. Reduced expenses of $6.6 million were also delivered from the volume driven execution and clearing costs. Marketing and advertising expenses were curtailed in response to market conditions, producing an $7.2 million reduction, and other expenses were down by $17.9 million relative to the comparable period in 2000. Occupancy and equipment expenses increased ($7.7 million) in connection with our continued investment in our branch network and ongoing systems development initiatives.

     Revenues

           Commissions and Fees

      Commissions and fees were $130.7 million for the three months ended July 31, 2001, down $72.3 million, or 35.6%, from the comparable period in 2000. The total number of trades executed by us has decreased 35.1% from the comparable period in 2000 despite growth in our customer base. On-line trades, which are offered at a lower price than traditional agent based trading, increased to an all time high of 77% of trades transacted. This was reflected in average commission per revenue trade decreasing 2.6% to $20.06, from the second quarter level of $20.59. However, average commission per revenue trade was up 1.9% over the comparable period 2000 average commission of $19.69, as a result of various fee revenue initiatives, the first of which was introduced in the fourth fiscal quarter 2000. For the three months ended July 31, 2001, total daily average online and total daily average electronic trades, reflected in table below, as rounded, represented 77.5% and 79.8% of total trades, respectively, as compared to 73.7% and 77.2%, respectively, in the comparable 2000 period.

	Three Months Ended
	July 31,
			Percent
	2001	2000	Change

Total daily average online trades	78,800	115,600	(32)%

Touch-tone	2,300	5,400	(56)%

Total daily average electronic trades	81,100	121,000	(33)%

Agent trades	20,600	35,800	(42)%

Total daily average trades	101,700	156,800	(35)%

Average commissions, per revenue trade	$20.06	$19.69	2%

      We added approximately 105,500 new customer accounts (excluding those obtained through acquisitions) during the three months ended July 31, 2001, a decrease of 38.8% from the approximately 172,400 new accounts added during the comparable period in 2000. Our advertising and marketing expense per new account was approximately $154 for the three months ended July 31, 2001 versus $136 for the comparable 2000 period.

           Mutual Fund and Related Revenue

      Mutual fund and related revenue was $46.0 million for the three months ended July 31, 2001, up $8.9 million, or 24.0%, from the comparable period in 2000. This increase was primarily due to a shift in customer assets held in third party mutual funds and proprietary money market and mutual funds from direct equity holdings.

           Net Interest Revenue

      Net interest revenue was $57.5 million for the three months ended July 31, 2001, down $31.4 million, or 35.3%, from the comparable period in 2000. This decrease was primarily due to a 49.0% decline in average customer margin loans to $4.3 billion during the three months ended July 31, 2001 from $8.5 billion during the comparable period in 2000. Margin loans outstanding as at July 31, 2001 were approximately $4.3 billion. Our average net interest spread of 2.91% for the three months ended July 31, 2001 was an improvement over the spread of 2.49% for the comparable period in 2000. The improved spread was due to an increase in the margin loan rate in the U.S. last summer and an improvement in our funding costs. In addition, the decrease in net interest revenue reflected the reduced value of invested capital, as a result of lower interest rates.

           Other Revenue

      Other revenue was $22.5 million for the three months ended July 31, 2001, up $5.7 million, or 34.2%, from the comparable period in 2000. This increase is primarily due to the introduction of account administration fees, which contributed $3.0 million, but also benefited from a net gain of $1.5 million on securities and investments held over the comparable period.

     Operating Expenses

      Compensation and benefits expense of $100.0 million for the three months ended July 31, 2001 included $8.1 million in compensation costs associated with the restructuring. Excluding costs attributable to the restructuring compensation and benefit costs were down $5.7 million, or 5.8% from the comparable period in 2000. This decrease was due primarily to the net reduction of approximately 1,700 full time equivalent associates through attrition, with the attrition of approximately 700 positions having occurred during the fiscal quarter, resulting in a 20% reduction from the comparable period in fiscal 2000 and 8% from the second quarter 2001. Incentive compensation was also adjusted to be in line with our operating results. This was offset in part by annual merit increases and the expansion of our technology team.

      Execution and clearing costs were $34.0 million for the three months ended July 31, 2001, down $6.6 million, or 16.2%, from the comparable period in 2000. This decrease was primarily due to decreased transaction volume.

      Occupancy and equipment expense of $62.8 million for the three months ended July 31, 2001 included $22.7 million in restructuring costs arising from branch and call center closures. Excluding costs attributable to the restructuring, occupancy and equipment costs were $40.2 million, up $7.7 million, or 23.8%, reflecting our continued commitment to invest in our branch network and technological enhancements.

      Advertising and marketing expense was $16.3 million for the three months ended July 31, 2001, down $7.2 million, or 30.5%, from the comparable period in 2000. This decrease reflects the curtailment of advertising in the United States, but also includes postponement of certain foreign national advertising and branding campaigns in response to the continued difficult global market conditions.

      Communications expense was $12.4 million for the three months ended July 31, 2001, down $2.1 million, or 14.2%, from the comparable period in 2000. This decrease was due primarily to the reduced trading volumes.

      Amortization of goodwill was $11.8 million for the three months ended July 31, 2001, up $0.2 million, or 2.0%, from the comparable period in 2000.

      Professional fees of $11.0 million for the three months ended July 31, 2001 included restructuring costs of $0.4 million. Excluding restructuring costs, professional fees for the three months ended July 31, 2001 were $10.6 million, down $0.9 million, or 7.9% from the comparable period in 2000. This decrease was slower than the rate of decline in business volume due to our continued commitment to systems enhancements and use of computer programming and systems consultants.

      Other expenses of $33.5 million for the three months ended July 31, 2001 included $4.2 million in restructuring costs. The restructuring costs reflected the write-off of certain assets no longer required, along with sundry costs arising from the exiting of facilities. Excluding the restructuring costs, other expenses of $29.3 million, were down $17.9 million, or 37.9%, which reflects the decrease of overall business volumes, as this category includes costs related to account opening and costs incurred for trading errors and provisions on the margin loan portfolio.

      Our effective income tax rate for the three months ended July 31, 2001 and 2000 was (13.6)% and 48.4%, respectively. The tax rate for the third quarter 2001 reflects the recognition of a tax benefit for the operating loss arising from the restructuring costs. Excluding the restructuring costs and the provision for the benefit on those costs the effective tax rate for the three months ended July 31, 2001 was 94.3%, which was due to the impact of non-deductible goodwill expense in relation to the reduced net income for the period. Our effective tax rate excluding the restructuring costs and the tax benefit provision thereon, and excluding the tax effects of non-deductible goodwill was 53.3% and 43.3%, respectively, for the three months ended July 31, 2001 and 2000.

Nine Months Ended July 31, 2001 Versus Nine Months Ended July 31, 2000

     Financial Overview

      Net income for the nine months ended July 31, 2001 of $21.7 million, which included the impact of $35.4 million ($22.4 million after tax) in restructuring costs, was down 87.1% from $168.1 million for the comparable period in 2000. Excluding the impact of the restructuring costs incurred in the third fiscal quarter 2001 and goodwill, net income for the nine months ended July 31, 2001 was $75.4 million. Revenues for the nine months ended July 31, 2001 were $886.6 million, down 27.1% from $1,215.9 million for the comparable period in 2000. This was due to a 39.1% decrease in commissions and transaction fees, and a 22.4% decrease in net interest revenue, mitigated by a 22.6% increase in mutual fund and related revenue, and a 33.3% increase in other revenue, which benefited from a net $7.6 million gain recognized on securities and investments held.

      Total operating expenses of $829.1 million for the nine months ended July 31, 2001, which includes $35.4 million in restructuring costs, were down 8.9% from $910.5 million for the comparable period in 2000. Excluding the restructuring costs, operating expenses for the nine months ended July 31, 2001 were $793.7 million, down $116.8 million, or 12.8%. Reduction of approximately 1,700 full time equivalent associates through attrition experienced from July 31, 2000, contributed to a $27.9 million decrease in compensation and benefits costs in comparison with the nine months ended July 31, 2000. Reduced expenses of $21.5 million, $6.8 million and $63.7 million were also reflected in the volume driven execution and clearing, communication and other costs. Marketing and advertising expenses have been pared back providing a $23.4 million reduction in cost. These reductions were impacted by the increased occupancy and equipment costs of $21.5 million in connection with our branch network and technology development programs.

     Revenues

           Commissions and Fees

      Commissions and fees were $486.0 million for the nine months ended July 31, 2001, down $312.6 million, or 39.1%, from the comparable period in 2000. The total number of trades executed by us has decreased 38.2% from the comparable period in 2000. Average commissions per revenue trade decreased slightly, by 1.4%, reflecting the higher level of on-line trades, which are offered at a lower price than traditional agent based trading, reaching approximately 75% of total transactions for the year to date. For the nine months ended July 31, 2001, total daily average online and total daily average electronic trades, reflected in the table below, as rounded, represented 75.0% and 77.4% of total trades, respectively, as compared to 73.5% and 76.8%, respectively, in the comparable 2000 period.

	Nine Months Ended
	July 31,
			Percent
	2001	2000	Change

Total daily average online trades	93,600	147,000	(36)%

Touch-tone	3,000	6,600	(54)%

Total daily average electronic trades	96,600	153,600	(37)%

Agent trades	28,200	46,500	(39)%

Total daily average trades	124,800	200,100	(38)%

Average commissions, per revenue trade	$20.43	$20.71	(1)%

      We added approximately 434,300 new customer accounts (excluding those obtained through acquisition) during the nine months ended July 31, 2001, a decrease of 48.9% from the approximately 851,200 new accounts added during the comparable period in 2000. Our advertising and marketing expense per new account was approximately $151 for the nine months ended July 31, 2001 versus $104 for the comparable 2000 period.

           Mutual Fund and Related Revenue

      Mutual fund and related revenue was $132.3 million for the nine months ended July 31, 2001, up $24.4 million, or 22.6%, from the comparable period in 2000. This was due to increases in customer assets held in proprietary money market and mutual funds and money market deposit accounts.

           Net Interest Revenue

      Net interest revenue was $200.9 million for the nine months ended July 31, 2001, down $57.9 million, or 22.4%, from the comparable period in 2000. This decrease was due primarily to a 37.9% decrease in average customer margin loans to $5.35 billion during the nine months ended July 31, 2001 from $8.6 billion during the comparable period in 2000. Our average net interest spread of 2.86% for the nine months ended July 31, 2001 increased 42 basis points from the 2.44% spread for the comparable period in 2000 due to an increase in the margin rate of interest and an improvement in our funding cost. As with the quarter ended July 31, 2001, the decrease in net interest revenue for the nine months ended July 31, 2001 also reflected the reduced value of invested capital as a result of lower interest rates.

           Other Revenue

      Other revenue was $67.4 million for the nine months ended July 31, 2001, up $16.8 million, or 33.3%, from the comparable period in 2000. This increase is primarily due to the introduction of account administration fees, effective first fiscal quarter 2001, which provided $7.8 million, but also benefited from net gains of $6.8 million on securities and investments held over the comparable period.

     Operating Expenses

      Compensation and benefits expense of $297.8 million for the nine months ended July 31, 2001 included restructuring costs of $8.1 million. Excluding the costs incurred in the third fiscal quarter attributable to the restructuring, compensation and benefit costs for the nine months ended July 31, 2001 were down $27.9 million, or 8.8% from the comparable period in 2000. This decrease was due primarily to the net reduction of approximately 1,700 full time equivalent associates through attrition, a 20% decrease from the comparable period in 2000. Incentive compensation has been adjusted to be in line with our operating results for the year. These reductions have been offset in part by annual merit increases and the expansion of our technology team.

      Execution and clearing costs were $108.4 million for the nine months ended July 31, 2001, down $21.5 million, or 16.5%, from the comparable period in 2000. This decrease was due primarily to reduced transaction volumes.

      Occupancy and equipment expense of $136.8 million for the nine months ended July 31, 2001 included $22.7 million in restructuring costs arising from branch and call center closures. Excluding costs attributable to the restructuring, occupancy and equipment costs were $114.2 million, up $21.5 million, or 23.2%, reflecting our continued investment in our branch network and technological enhancements.

      Advertising and marketing expense was $65.5 million for the nine months ended July 31, 2001, down $23.4 million, or 26.3%, from the comparable period in 2000. This decrease reflects the curtailment in advertising in the United States as well as foreign advertising and branding campaigns in response to the continued difficult global market conditions.

      Communications expense was $41.3 million for the nine months ended July 31, 2001, down $6.8 million, or 14.1%, from the comparable period in 2000. This decrease was due primarily to reduced trading volumes.

      Amortization of goodwill was $35.4 million for the nine months ended July 31, 2001, up $3.6 million, or 11.4%, from the comparable period in 2000. This increase was due primarily to the acquisition of Dealwise Limited in the third fiscal quarter of 2000.

      Professional fees of $33.1 million for the nine months ended July 31, 2001 included $0.4 million in restructuring costs. Excluding restructuring costs, professional fees were up $1.2 million, or 3.9% over 2000. This increase was due primarily to fees for computer programming and systems consultants, reflecting our continued investment in systems.

      Other expenses of $110.8 million for the nine months ended July 31, 2001 included $4.2 million in restructuring costs. Excluding the restructuring costs, other expenses of $106.6 million were down $63.7 million, or 37.4%, from comparable period in 2000. The decrease in other expenses reflects the reduction in business volumes, as it includes costs related to account openings and costs incurred for trading errors and provisions on the margin loan portfolio.

      Our effective income tax rate for the nine months ended July 31, 2001 and 2000 was 62.2% and 45.0%, respectively. The tax rate for the nine months ended July 31, 2001 includes the impact of the provision for a tax benefit for the operating loss arising from the restructuring costs incurred in the three months ended July 31, 2001. Excluding the restructuring costs and the provision for the benefit on those costs, the effective tax rate for the nine months ended July 31, 2001 was 52.5%. The increase in the fiscal year to date effective tax rate was due to the impact of non-deductible goodwill in relation to net income. Our effective tax rate, excluding the tax effects of non-deductible goodwill, was 41.9% and 42.2%, respectively, for the nine months ended July 31, 2001 and 2000.

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

  Liquidity and Capital Resources

      Historically, we have financed our customer securities operations primarily through customer credit balances, deposits received for securities loaned, other short-term borrowings and cash generated by our operations. As of July 31, 2001, 83.4% of our assets consisted of cash and cash equivalents or assets readily convertible into cash (principally receivables from customers, receivables from brokers and dealers, deposits paid for stock borrowed, and securities owned). Receivables from customers primarily consist of margin loans to customers, which are secured by customers’ readily marketable securities. Receivables from brokers and dealers consist of amounts receivable for pending securities transactions, which can generally be settled within three business days. Deposits paid for securities borrowed represent cash deposits placed with brokers securing marketable securities borrowed by us. Securities owned consist primarily of U.S. and Canadian government securities and other securities, which trade in highly liquid markets.

      Bank loans and overdrafts primarily represent short-term borrowings in the U.S. which bear interest at rates based primarily on the U.S. Federal funds rate. The loans are generally collateralized by customers’

margin securities. NISC maintains available bank credit lines totaling in excess of $3.0 billion, which includes a bank credit line of $1.5 billion with TD Bank.

      During the third fiscal quarter 2001, the Company infused additional capital in the international operations to facilitate the repayment of subordinated debt and to provide additional working capital. The Company also effected the repurchase of approximately 1.5 million shares of its common stock under the share repurchase program authorized.

      Capital expenditures and investments in new technology, services and advertising are being primarily financed through earnings from operations. Net income plus depreciation and amortization was $7.6 million ($43.0 million excluding restructuring costs) and $55.7 million for the three months ended and $98.1 million ($133.5 million excluding restructuring costs) and $225.0 million for the nine months ended July 31, 2001 and 2000, respectively. Depreciation and amortization expense, which relates to fixed assets, leasehold improvements and goodwill, was $29.5 million and $21.2 million for the three months ended and $76.4 million and $56.9 million for the nine months ended July 31, 2001 and 2000, respectively. Capital expenditures were $12.4 million and $40.9 million in the three months ended and $61.9 million and $80.2 million in the nine months ended July 31, 2001 and 2000, respectively, which represented 4.8% and 11.8%, and 7.0% and 6.6% of total revenues in each period. Capital expenditures, excluding acquisitions of new businesses, during the three months and nine months ended July 31, 2001 and 2000, primarily related to the purchase of communications and data processing equipment and leasehold improvements related to new and relocated branches, and expanded call center and data center facilities.

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

      In June 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting, and prohibits the use of the pooling-of-interests method for such transactions. The new standard also requires intangible assets acquired in a business combination to be recognized as an asset apart from goodwill if they meet certain criteria.

      SFAS No. 142 applies to all goodwill and intangible assets acquired in a business combination. Under the new standard, all goodwill, including goodwill acquired before initial application of the standard, should not be amortized but should be tested for impairment at least annually at the reporting unit level, as defined in the standard. Intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Within six months of initial application of the new standard, a transitional impairment test must be performed on all goodwill. Any impairment loss recognized as a result of the transitional impairment test should be reported as a change in accounting principle. In addition to the transitional impairment test, the required annual impairment test should be performed in the year of adoption of the standard.

      The new standard is effective for fiscal years beginning after December 15, 2001, and must be adopted as of the beginning of a fiscal year. Retroactive application is not permitted. The Company will adopt the new standard on November 1, 2001, and is currently evaluating the potential impact of the standard on its financial position and results of operations.

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

      As a part of our brokerage business, we hold short-term interest-earning assets (mainly margin loans to customers) totaling $5.6 billion and $8.8 billion at July 31, 2001 and October 31, 2000, respectively, of which $2.2 billion and $2.3 billion, respectively, were denominated in foreign currencies, primarily the Canadian dollar. Our interest earning assets are financed by short-term interest-bearing liabilities in the form of customer balances and deposits received for stock loaned. We earn a net interest spread on the difference between amounts earned on customer margin loans and amounts paid on stock loan and customer credit balances. Since we establish the rate paid on customer cash balances, a substantial portion of our interest rate risk is under our direct management. We generally move rates earned on loans in lockstep with rates paid on credit balances to maintain a consistent net interest spread, and, therefore, do not anticipate that changes in interest rates will have a material adverse effect on our earnings and cash flows. Similarly, since we manage the assets and liabilities related to our brokerage business on a geographic basis and fund assets with liabilities denominated in the same currency as the assets, we do not anticipate that changes in foreign exchange rates will have a material adverse effect on our net interest revenues or cash flows.

      We held marketable securities (securities owned) at July 31, 2001 and October 31, 2000, which were recorded at fair value of $456.8 million and $138.5 million, respectively, and sold securities short (securities sold, not yet purchased) at July 31, 2001 and October 31, 2000 with a fair value of $3.2 million and $6.4 million, respectively, which exposes us to market price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in quoted market prices and amounts to approximately $46.0 million and $14.5 million at July 31, 2001 and October 31, 2000, respectively. Of these positions, approximately $404.8 million and $43.5 million of securities owned at July 31, 2001 and October 31, 2000, respectively, and $2.2 million and $6.1 million of securities sold short at July 31, 2001 and October 31, 2000, respectively, were denominated in foreign currencies, primarily the Canadian dollar. Therefore, we are also exposed to foreign currency risk. With respect to foreign exchange rate risk on investments denominated in foreign currencies, there continues to be no significant exposure to foreign exchange rate risk, as foreign currency assets are generally funded with liabilities in the same currency.

      In addition, the Company invested structural capital in its international subsidiaries, exposing it to further foreign exchange risk. These investments, which are recorded at the historical cost in U.S. dollars, are subject to foreign currency exchange rate risk. The total historical equivalent U.S. dollar investment in the Company’s international subsidiaries and joint ventures at July 31, 2001 and October 31, 2000 was $628.5 million and $478.7 million, respectively. The foreign currency exchange rate risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in foreign exchange rates and amounts to approximately $62.8 million and $47.9 million as at July 31, 2001 and October 31, 2000, respectively. Actual results may differ.

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

Dated:  September 18, 2001

TD WATERHOUSE GROUP, INC.

By:	/s/ STEPHEN D. MCDONALD _______________________________________ Stephen D. McDonald

Chief Executive Officer and Deputy Chairman

By:	/s/ B. KEVIN STERNS _______________________________________ B. Kevin Sterns

Executive Vice President
and Chief Financial Officer
(Principal Financial and Accounting Officer)